Form 10QSB
period 2003-09-30
BILLY DEAD INC
filed 2003-11-14
CIK 1227153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                                BILLY DEAD, INC.

A Delaware Corporation                        I.R.S. Employer Identification No.
                                                         55-0799176

                                2312 Lorenzo Dr.
                          Los Angeles, California 90068

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

The number of shares outstanding of the issuer's common equity, as of November 13, 2003 was 900,000.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                BILLY DEAD, INC.
                          (A Development Stage Company)
                        Quarterly Report on Form 10-Q-SB
                        Quarter Ended September 30, 2003

PART I     Financial Information
Item 1     Financial Statements (unaudited)                               3
              Balance Sheets                                              3
              Statements of Operations                                    4
              Statements of Stockholders' Deficit                         5
              Statements of Cash Flows                                    6
              Notes to Financial Statements                               7

Item 2     Management's Discussion and Analysis and Plan of Operation    11
Item 3     Controls and Procedures                                       14


PART II    Other Information                                             15
Item 1     Legal Proceedings                                             15
Item 2     Changes in Securities                                         15
Item 3     Defaults upon Senior Securities                               15
Item 4     Submission of Matters to a Vote of Security Holders           15
Item 5     Other Information                                             15
Item 6     Exhibits and Reports on Form 8-K                              15

Signatures                                                               16

Certifications                                                           17

                                     PART I

Item 1. Financial Statements.

                                Billy Dead, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                  As of            As of
                                                                               September 30,    December 31,
                                                                                   2003             2002
                                                                                (Unaudited)      (Audited)
                                                                               -------------    ------------
Assets
     Current Assets
         Cash ............................................................       $   3,649        $ 25,000
         Due From Stockholders ...........................................              --        $    900
                                                                                 ---------        --------
    Total Current Assets .................................................       $   3,649        $ 25,900
    Other Assets
        Film Costs .......................................................       $  19,485        $  4,485
    Deferred Offering Costs ..............................................       $  95,230        $ 13,978
                                                                                 ---------        --------
    Total Other Assets ...................................................       $ 114,715        $ 18,463
                                                                                 ---------        --------
Total Assets .............................................................       $ 118,364        $ 44,363
                                                                                 =========        ========
Liabilities
   Current Liabilities
        Line of Credit ...................................................       $  50,000        $ 25,000
        Accounts Payable and Accrued Expenses ............................       $  77,869        $  8,815
        Accounts Payable - Related Party .................................       $  54,749        $ 20,066
                                                                                 ---------        --------
   Total Current Liabilities .............................................       $ 182,618        $ 53,881
                                                                                 ---------        --------
Total Liabilities ........................................................       $ 182,618        $ 53,881
Commitments (Notes 5 & 7)
Stockholders' Deficit
   Preferred Stock $0.001 par value, 954,000 shares
       authorized, none issued and outstanding. Liquidation
       preference: up to $8.75 per share, then 4:1 preference
       to common stock ...................................................              --              --

     Common Stock $0.001 par value, 900,000 shares
       authorized, issued and
       outstanding .......................................................       $     900        $    900
     Deficit Accumulated During Development Stage ........................       ($ 65,154)       ($10,418)
                                                                                 ---------        --------
Total Stockholders' Deficit ..............................................       ($ 64,254)       ($ 9,518)
                                                                                 ---------        --------
Total Liabilities & Stockholders' Deficit ................................       $ 118,364        $ 44,363
                                                                                 =========        ========

The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                        Period from
                                                                                         Inception
                                                    Three Months      Nine Months     (September 24,
                                                       Ended             Ended           2002) to
                                                    September 30,     September 30,     September 30,
                                                        2003              2003              2003
                                                    (Unaudited)       (Unaudited)       (Unaudited)
                                                  ---------------------------------------------------
Revenues ....................................               --                --                --
Operating Expenses:
      General and Administrative ............        $  10,166         $  52,911         $  63,329
                                                     ---------------------------------------------
Total Operating Expenses ....................        $  10,166         $  52,911         $  63,329
                                                     ---------------------------------------------
Operating Loss ..............................        ($ 10,166)        ($ 52,911)        ($ 63,329)
Other Income ................................               --                --                --
Other Expenses ..............................        ($    767)        ($  1,825)        ($  1,825)
                                                     ---------------------------------------------
Net Loss ....................................        ($ 10,933)        ($ 54,736)        ($ 65,154)
                                                     =============================================

Basic and diluted loss per share ............        ($  0.012)        ($  0.061)        ($  0.084)
                                                     =============================================
Weighted average number of shares outstanding          900,000           900,000           773,129
                                                     =============================================


   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Deficit
 For the periods from inception (September 24, 2002) through September 30, 2003

                                                       Common Stock                                Total
                                                   ---------------------      Accumulated       Stockholder's
                                                   Shares         Amount        Deficit       Equity (Deficit)
                                                   ------         ------      -----------     ----------------
Balance at September 24, 2002 ............              --           --               --                --

Common stock issued to directors at $0.001
per share on September 24, 2002 ..........         216,000         $216               --          $    216

Common stock issued to founders at $0.001
per share on December 1, 2002 ............         684,000         $684               --          $    684

Net Loss .................................              --           --         ($10,418)         ($10,418)
                                                   -------         ----         --------          --------

Balance at December 31, 2002 (Audited) ...         900,000         $900         ($10,418)         ($ 9,518)
                                                   =======         ====         ========          ========

Net Loss .................................              --           --         ($54,736)         ($54,736)
                                                   -------         ----         --------          --------

Balance at September 30,2003 (unaudited) .         900,000         $900         ($65,154)         ($64,254)
                                                   =======         ====         ========          ========

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                          Period from
                                                                                                           Inception
                                                                                        Nine            (September 24,
                                                                                     Months ended           2002) to
                                                                                    September 30,        September 30,
                                                                                         2003                 2003
Cash flows from operating activities:                                                (Unaudited)          (Unaudited)
                                                                                     -----------         -------------
   Net Loss ..................................................................        ($54,736)            ($65,154)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Change in Operating Assets and Liabilities:
      Film costs .............................................................        ($15,001)            ($19,485)
      Accounts payable and accrued expenses ..................................        $ 69,054             $ 77,869
      Accounts payable - related party .......................................        ($46,568)            ($40,481)
                                                                                      --------             --------

             Net cash used in operating activities ...........................        ($47,251)            ($47,251)
                                                                                      --------             --------

Cash flows from financing activities:
 Proceeds from sale of common stock ..........................................        $    900             $    900
  Borrowings from bank line of credit ........................................        $ 25,000             $ 50,000
                                                                                      --------             --------

        Net cash provided by financing activities                                     $ 25,900             $ 50,900

Net increase in cash .........................................................        ($21,351)            $  3,649
Cash at beginning of period ..................................................        $ 25,000                   --
                                                                                      --------             --------

Cash at end of period ........................................................        $  3,649             $  3,649
                                                                                      ========             ========
Supplementary disclosure of cash flow information:
 Non-Cash Financing Activities
   Common stock issued to directors ..........................................              --             $    216
   Common stock issued to founders ...........................................              --             $    684
   Amount due from stockholders ..............................................              --             $    900
   Deferred offering costs ...................................................        ($69,281)            ($83,259)
Cash paid for interest .......................................................        $  1,567             $  1,567
Cash paid for income taxes ...................................................              --                   --

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.
                          (A Development Stage Company)

                         Notes to Financial Statements

1. BASIS OF PRESENTATION

Reference is made to the Company's initial registration statement on Form SB-2 for information relating to the year ended December 31, 2002.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Therefore, they do not include all the information and footnotes required by US GAAP for complete financial statements.


The accompanying financial statements reflect all adjustments, which, in the opinion of the company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for a full fiscal year. The comparative statement of operations for the period from inception (September 24, 2002) to September 30, 2002 has been excluded as there was no activity to report for this period.

Billy Dead, Inc.'s financial statements have been presented on a going concern basis. Billy Dead, Inc.'s ability to continue as a going concern is contingent upon raising the majority of its operational capital through an initial public offering of Series A preferred stock (the "Offering"). Certain of Billy Dead, Inc.'s agreements, such as the underwriting agreement executed by Billy Dead, Inc. on November 12, 2003, the effective date of the Registration Statement for the Offering, contain provisions stating that Billy Dead, Inc.'s obligations concerning initial operating expenses and fund raising costs will transfer to other parties if the Offering is not successful. Additionally, future commitments, including those described in Note 7 will not be incurred if the Offering is not successful. As a result, many of Billy Dead, Inc.'s current and anticipated obligations are contingent upon the successful completion of the Offering, and if the Offering is not successful minimal obligations will remain with Billy Dead, Inc. In this event, Billy Dead, Inc. plans to settle these minimal obligations and dissolve. No adjustments have been made to the accompanying financial statements to provide for this uncertainty or a liquidation basis of accounting.

2. FILM COSTS

In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position number 00-2 ("SOP 00-2"), Billy Dead, Inc. uses the individual-film-forecast-computation method for amortizing film costs and accruing participation costs. This method amortizes or accrues (i.e. expenses) the costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year.

Costs for the Film included certain legal expenses relating to the Film's copyright and intellectual property issues, totaling $4,485 at December 31, 2002 and $19,485 at September 30, 2003. Civilian Pictures, the parent company of the underwriter, has paid $4,485 of these fees. Billy Dead, Inc. intends to reimburse Civilian Pictures for these expenses upon the completion of the Offering.

3. DEFERRED OFFERING COSTS

Costs associated with Billy Dead, Inc.'s initial public offering of its Series A Preferred stock, including legal expenses, filing fees, etc., have been capitalized as the stock has not yet been issued. These costs totaled $13,978 at December 31, 2002 and $95,230 at September 30, 2003, and will be offset against additional paid in capital when the stock is issued.

4. PROFIT (LOSS) PER COMMON SHARE

Basic net profit (loss) per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional shares that might have been issued under warrant or other agreements would be anti-dilutive. This calculation was made as follows:

                                                                                               Period from
                                                     Three Months          Nine Months          Inception
                                                        Ended                Ended             (September
                                                     September 30,        September 30,        24, 2002) to
                                                         2003                 2003          September 30, 2003
Numerator:                                            (Unaudited)          (Unaudited)         (Unaudited)
                                                      -----------          -----------         -----------
      Net loss ............................           ($ 10,933)           ($ 54,736)           ($ 65,154)
      Loss available to common stockholders           ($ 10,933)           ($ 54,736)           ($ 65,154)
                                                      =========            =========            =========
Denominator:
      Weighted average shares outstanding .             900,000              900,000              773,129
                                                      =========            =========            =========
      Basic and diluted loss per share ....           ($  0.012)           ($  0.061)           ($  0.084)
                                                      ---------            ---------            ---------

5. LINE OF CREDIT

In December 2002, Billy Dead, Inc. established a line of credit with a bank in the amount of $50,000. A promissory note executed by Billy Dead, Inc. bears a variable interest rate based on the bank's prime rate plus 1%, but shall not be less than 6%, which was the initial rate as of December 31, 2002. Accrued interest is due monthly and the note matures on December 23, 2003, at which time all outstanding principal and unpaid accrued interest is due. The note is guaranteed by Peter McDonnell, the Chief Executive Officer of Civilian Capital, Billy Dead, Inc.'s underwriter with respect to the Offering. Billy Dead, Inc. intends to repay the line of credit from the proceeds of the public offering of preferred stock or remove Mr. McDonnell as the guarantor upon completion of the initial public offering. As of December 31, 2002, $25,000 had been drawn from the line of credit and as of September 30, 2003, $50,000 had been drawn from the line of credit.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                                  As of                 As of
                                                           September 30, 2003     December 31, 2002
                                                               (Unaudited)            (Audited)
                                                               -----------            ---------
              Accrued Compensation ...............               $25,001               $2,500
              Accrued Legal ......................               $24,568               $2,315
              Accrued Accounting .................               $28,300               $4,000
       --------------------------------------------              -------               ------
        Total Accounts Payable and Accrued Expenses:             $77,869               $8,815
                                                                 =======               ======

7. SIGNIFICANT AGREEMENTS, COMMITMENTS & SUBSEQUENT EVENTS

Effectiveness of the Company's Registration Statement

On November 12, 2003, our registration statement (#333-104620) for the sale of 900,000 shares of Series A preferred stock was declared effective by the Securities and Exchange Commission. The offering is being underwritten by Civilian Capital on a best-efforts, all-or-none basis.

Chief Executive Officer and Chief Financial Officer

In October 2003, Charles Ryan resigned from his position as Chief Executive Officer and Chief Financial Officer ("CEO/CFO") of Billy Dead, Inc., and sold 144,000 shares initially purchased by him in connection with his agreement to serve as our CEO/CFO to Peter Fuhrman, the Company's current CEO/CFO. Mr. Ryan remains on the board of directors and the audit committee. In October 2003, Peter Fuhrman, who joined the board of directors for Billy Dead, Inc. in August 2003, entered into an agreement with Billy Dead, Inc. to serve as the CEO/CFO. In compensation for his duties as CEO/CFO, Billy Dead, Inc. has agreed to pay Mr. Fuhrman cash compensation of $150,000 ratably over a three year term commencing with the completion of the Offering. If Mr. Fuhrman's three year term ends prior to its full-length, subject to certain exclusions such as being terminated for "cause", all remaining cash compensation shall be accelerated and paid.


In connection with Mr. Ryan's resignation, the Company agreed to pay to him $25,000 upon the completion of the Offering in recognition of his work during the Company's formative period and in connection with the Offering. Mr. Ryan has also retained his right to receive 1% of the "adjusted cash balances" as contingent compensation. At the same time, Mr. Ryan sold 6,000 shares of common stock and Ms. Lynn sold 30,000 shares of common stock to the Company's new director, Peter Read.

Mr. Fuhrman purchased a total of 180,000 shares of the Company's outstanding common stock, which represents 20% of the stock outstanding and which consists of the 144,000 shares of Common Stock purchased from Mr. Ryan for $144 and the 36,000 shares Mr. Fuhrman purchased in connection with his agreement to serve as a Director of Billy Dead, Inc. If Mr. Fuhrman resigns as Billy Dead, Inc.'s CEO/CFO, or is terminated by Billy Dead, Inc. for "cause", a portion of his common stock is subject to Billy Dead, Inc.'s repurchase at their then fair market value, as determined by the board of directors and ratified by a majority of the outside directors.

Underwriting Agreement & Warrants

Billy Dead, Inc. executed an underwriting agreement with Civilian Capital on November 12, 2003, the effective date of its registration statement, providing that Civilian Capital will use its best efforts to sell the securities included in the Offering on behalf of Billy Dead, Inc. Under the terms of this agreement, if all of the shares are sold, the underwriter shall be entitled to receive as compensation a commission of 7%.

In connection with the Underwriting Agreement, Billy Dead, Inc. has also agreed to issue to the underwriter, upon the completion of the Offering, warrants to purchase up to an aggregate 54,000 shares of Series A preferred stock, $0.001 par value. The warrants will become exercisable on the first anniversary of their issuance and will expire on the fifth anniversary.

Information relating to the warrants which Billy Dead, Inc. will be obligated to issue (if the Offering is completed) is summarized by exercise price as follows:

                              Warrants to be Issued

                         (if the Offering is completed)

                                             Exercise Price
                       Shares                   Per Share
                       ------                   ---------
                       18,000                     $9.19
                       18,000                     $9.63
                       18,000                    $10.06

The warrant shares to be issued upon exercise of the Underwriter's Warrants will be identical in all respects to the Series A preferred shares to be sold in the Offering. The warrants contain anti-dilution provisions providing for the adjustment of the number of shares issuable upon exercise in certain circumstances, as well as the exercise price. The warrants grant to the holder and to the holders of the underlying Series A preferred stock certain rights of registration of the shares of Series A preferred stock. The underwriter will pay to Billy Dead, Inc. on the Closing Date of the Offering the purchase price of $0.001 per Underwriter's Warrant (an aggregate price of $54).

The Underwriting Agreement also provides that Billy Dead, Inc. will reimburse the underwriter for any and all fees, taxes and expenses incident to the performance of its obligations under the Underwriting Agreement, including, but not limited to: (i) expenses and taxes incident to the issuance and delivery to the underwriter of the shares to be sold in the Offering; (ii) expenses and filing fees incident the preparation and delivery of the Registration Statement and exhibits; (iii) fees and expenses of the transfer agent and registrar, (iv) the fees payable to the Commission and the National Association of Securities Dealers, Inc. ("NASD").

Civilian Pictures

Civilian Pictures, an affiliate of the underwriter of the Offering, has acted in the capacity of managerial consultant to Billy Dead, Inc. and has agreed to pay certain actual, out-of-pocket set up, operating and offering related expenses on behalf of Billy Dead, Inc., and Billy Dead, Inc. has agreed to repay Civilian Pictures out of the proceeds of the Offering. These expenses relate to license fees, legal and accounting services, entertainment legal matters, blue sky legal matters, postage, and other fees related to the corporate establishment and initial maintenance of Billy Dead, Inc., and certain marketing expenses, such as web site development.

Total expenses incurred by Civilian Pictures on behalf of Billy Dead, Inc. total $20,370 and $54,749 as of December 31, 2002 and September 30, 2003 respectively, and include the payment of certain legal expenses relating to the Film's copyright and intellectual property issues, totaling $4,485, which Billy Dead, Inc. has included as a film production cost (see Film Costs Note 2). If the Offering is not successfully completed, Billy Dead, Inc. has no obligation to reimburse Civilian Pictures for these expenses.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-QSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

      o the Company's ability to raise through its underwriter, Civilian Capital, 900,000 shares of Series A preferred stock.

      o the Company's ability to generate revenues based on the production and distribution of the motion picture "Billy Dead."

      o the Company's ability to attract and employ key staff, including highly skilled creative and production personnel, to appear in and produce the motion picture "Billy Dead".

      o the Company's ability to complete the film on schedule and within budget.

      o the Company's status as a development stage company with limited operating history and continuing losses.

      This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report.

General

Our company, Billy Dead, Inc. was formed in September 2002 as a Delaware corporation. Billy Dead, Inc. plans to develop, produce, edit and market a feature-length motion picture tentatively titled "Billy Dead" (the "Film"). Billy Dead, Inc. is in the development stage as its activities to date have consisted primarily of organizational activities, such as issuing stock to the directors and founders, establishing a line of credit and preparing for an initial public offering of our Series A preferred stock.

Status of Public Offering of Securities

On November 12, 2003, our registration statement (#333-104620) for the sale of 900,000 shares of Series A preferred stock was declared effective by the Securities and Exchange Commission. The offering is being underwritten by Civilian Capital on a best-efforts, all-or-none basis.

Shares of our Series A preferred stock are being offered on a fully paid basis at $8.75 per share. Our stock will be issued to purchasers only if the proceeds from the sale of all 900,000 shares are released to us by the escrow agent. The funds in escrow will be held for the benefit of those subscribers and will not be subject to our creditors or applied to pay the expenses of the offering until the offering is closed and the proceeds are released to us by the escrow agent.

If all of the shares of Series A preferred stock are not sold within 90 days of November 12, 2003 -- or 180 days if we choose to extend the offering period -- the offering will be canceled and all monies received and held in escrow will be promptly returned to the subscribers with interest and without deductions. During the period of escrow subscribers will not be entitled to refunds of their subscriptions.

Results of Operations

The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three and Nine Months Ended September 30, 2003 and from Inception (September 24,
2002) through September 30, 2003.

Sales. We are presently in the development stage of our motion picture production business. We did not have any sales since inception on September 24, 2002 through September 30, 2003.

Costs and Expenses. Total costs and expenses for the three and nine months ended September 30, 2003 were $10,933 and $54,736, respectively. These costs and expenses are primarily related to the public offering. Our costs and expenses totaled $65,154 since our inception.

There is no net tax benefit recognized for the quarter ended September 30, 2003 or since inception, as it has been fully offset by a valuation allowance.

Our loss per share for the three months ended September 30, 2003 was $0.012. The loss per share was based on 900,000 weighted average common shares outstanding for the three months ended September 30, 2003.

Liquidity and Capital Resources

As of September 30, 2003, we had cash in the amount of $3,649.

We have not generated cash flow from our operations. Our operating activities consumed $47,251 during the nine months ended September 30, 2003 and since inception. Our current liabilities total $182,618 at September 31, 2003 of which $25,000 is owed to our former Chief Executive Officer, Mr. Charles Ryan, pursuant to an agreement with our company to compensate Mr. Ryan for his assistance in the development of Billy Dead, Inc. and the preparation for our public offering.

Civilian Pictures, the underwriter of our public offering, has advanced on behalf of Billy Dead, Inc. certain expenses related to our public offering. Total expenses incurred by Civilian Pictures on behalf of Billy Dead, Inc. total $20,066 and $54,749 as of December 31, 2002 and September 30, 2003,
respectively, and include the payment of certain legal expenses relating to the Film's copyright and intellectual property issues, totaling $4,485, which Billy Dead, Inc. has included as a film production cost.

Certain of Billy Dead, Inc.'s agreements, such as the underwriting agreement executed by Billy Dead, Inc. on November 12, 2003, the effective date of the Registration Statement for the offering of our Series A preferred stock, contain provisions stating that Billy Dead, Inc.'s obligations concerning initial operating expenses and fund raising costs will transfer to other parties if the offering is not successful. Additionally, certain of our future financial commitments will not be incurred if the offering is not successful. As a result, many of Billy Dead, Inc.'s current and anticipated obligations are contingent upon the successful completion of the Series A preferred stock offering, and if the offering is not successful minimal obligations will remain with Billy Dead, Inc. In this event, we plan to settle these minimal obligations and dissolve.

We expect that the funds provided by the initial public offering will be sufficient for us to produce a feature-length motion picture tentatively titled "Billy Dead" (the "Film"), license the Film's distribution rights and provide for three years of general corporate expenses, if required.

Unlike a major studio which has resources to produce and distribute many movies, we plan to produce one film. If we do not complete the Film, we do not anticipate producing another movie. In addition, if the Film is commercially unsuccessful we will not have the capital resources to produce another film.

Capital Expenditures

We do not expect to make capital expenditures in the next 12 months.

Ability to Continue as a Going Concern

Our financial statements, which are a part of this Form 10-QSB, have been presented assuming that we will continue as a going concern. As more fully described, our liquidity has been adversely affected by significant losses from operations. We reported a net loss of $10,933 for the three months ended September 30, 2003, and net losses of $65,154 for the period from our inception through September 30, 2002. Additionally, there is a stockholders' deficit of $64,254 at September 30, 2003.

Plan of Operation

We were formed for a single purpose: to develop, produce and market the Film. Our primary asset will be the copyright of the Film, which is based upon a novel by Lisa Reardon published in 1998. We plan to utilize the funds from this offering to produce the Film and to finance our general corporate expenses. Our revenues will be generated through commercial licensing of the Film's distribution rights. We expect to enter into production as soon as practical after the completion of our offering of Series A preferred stock.

We have not generated any revenue since our inception. We are a development stage company, and are dependent upon the raising of capital through placement of our Series A preferred stock. There can be no assurance that we will be successful in raising the capital we require through the sale of our Series A preferred stock.

Source of Revenue. After completing the Film we intend to license it through domestic and international distribution channels, beginning with theatrical exhibition. We plan on making the Film available for home video and pay-per-view television approximately six months after theatrical release and for pay television approximately one year after theatrical release.

We do not intend to pursue other operations besides commercializing the Film. In addition, our amended certificate of incorporation and bylaws require that any decision to change the course of our operations, such as by producing another movie (other than a sequel or other project based upon the copyright of the Film), would require a majority vote from the Series A preferred stockholders.

Liquidation of Assets. A typical film project generates the vast majority of its revenues within two years of its initial release and nearly all of its revenues within five years of release. We therefore anticipate that at some point within five years of the Film's initial release the expenses involved in maintaining our existence as a public company will begin to exceed the revenues then being generated by the Film. When expenses appear likely to exceed revenues in this manner, we intend to dissolve Billy Dead, Inc. and distribute our remaining assets to our stockholders.

The first step in dissolving Billy Dead, Inc. will be to sell our intangible assets to a company that maintains a film library or is otherwise in the business of acquiring or managing residual interests in movies. We may sell our intangible assets for cash, stock in the acquiring company, or some combination of the two.

We plan to begin negotiating with potential purchasers of our intangible assets before our expenses exceed our revenues. The more attractive the offer we receive from a potential purchaser, the earlier we will consider a sale. Nevertheless, you cannot be certain that we will identify a suitable purchaser for our intangible assets before our expenses exceed our revenues. As a result, we may be forced to either sell our intangible assets for less than their true value, or incur losses as we seek a more attractive offer.

If we are unable to complete production of the Film, no sale of assets will be required before dissolution. Our assets would consist of any funds we receive under the terms of a completion bond agreement, and any remaining proceeds from this offering.

ITEM 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Billy Dead Inc.'s disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer within the 90-day period preceding the filing date of this quarterly report. He concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: Since the above mentioned evaluation, Billy Dead, Inc. did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities.

      During the period July 1, 2003 through September 30, 2003, we did not issue any securities. As of September 30, 2003, we had 900,000 shares of common stock outstanding.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

            Exhibits
(a)         --------
Number      Exhibit

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

            None

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Billy Dead, Inc.
                                    (Registrant)

                             By:    /s/ Peter S. Fuhrman
                                    --------------------------------------------
                                    Peter S. Fuhrman
                                    Chief Executive Officer and Chief Financial
                                    Officer

                             Date:  November 14, 2003