Form 10KSB
period 2003-12-31
BILLY DEAD INC
filed 2004-04-14
CIK 1227153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2003 OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to________

                        Commission File Number 333-104620

                                BILLY DEAD, INC.
             (Exact name of Registrant as specified in its Charter)

             Delaware                                         55-0799176
  (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization                           Identification No.)

                 2312 Lorenzo Dr., Los Angeles, California 90068
              (Address of Principal Executive Offices and Zip Code)

                                 (323) 962-9873
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                                (Title of Class)
                   Series A Preferred Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer did not have any revenue for the fiscal year ended December 31, 2003.

The issuer's stock is not trading; therefore there is no aggregate market value of the common stock.

As of April 13, 2004, there was no voting common equity held by non-affiliates of the Registrant.

As of April 13, 2004, the Registrant had 900,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Our post-effective registration statement #2 (file #333-104620) for the sale of 900,000 shares of Series A preferred stock declared effective by the Securities and Exchange Commission on February 12, 2004 is incorporated by reference in
Part III, Item 13 of this Form 10K-SB.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                BILLY DEAD, INC.
                          (A Development Stage Company)
                          Annual Report on Form 10-KSB
                          Year Ended December 31, 2003

PART I
     Item 1.  Description of business                                                      3
     Item 2.  Description of property                                                     20
     Item 3.  Legal proceedings                                                           20
     Item 4.  Submission of matters to a vote of security holders                         20

PART II
     Item 5.  Market for common equity and related stockholder matters                    21
     Item 6.  Management's discussion and analysis or plan of operation                   22
     Item 7.  Financial statements                                                        28
     Item 8.  Changes in and disagreements with accountants on accounting and financial
              disclosure                                                                  45
     Item 8a. Controls and Procedures                                                     45

PART III
     Item 9.  Directors, executive officers, promoters and control persons; compliance
              with section 16(a) of exchange act                                          46
     Item 10. Executive Compensation                                                      50
     Item 11. Security ownership of certain beneficial owners and management and
              related stockholder matters                                                 55
     Item 12. Certain relationships and related transactions                              56
     Item 13. Exhibits and reports on form 8-K                                            59
     Item 14. Principal accountant fees and services                                      61

Signatures                                                                                63

                                     PART I

This Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading "Item
1. Risk factors related to our business". The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements.

As used in this Form 10-KSB, references to the "Company," the "Registrant," "we," or "us" refer to Billy Dead, Inc. unless the context otherwise indicates.

ITEM 1. DESCRIPTION OF BUSINESS

Billy Dead, Inc. is a development stage company formed on September 24, 2002 for the purpose of producing and commercializing a feature film tentatively titled "Billy Dead" (the "Film"). The sole asset of Billy Dead, Inc. will be the copyright of the Film. We plan to utilize the funds from a public offering of 900,000 shares of Series A preferred stock (the "Offering"), which registration statement (the "Registration Statement") was declared effective on February 12, 2004, to produce the Film, to pay for expenses associated with the commercialization of the Film, and to finance our general corporate expenses. The offering is being underwritten by Civilian Capital, Inc. on a "best efforts, all or none" basis to raise an aggregate of $7,875,000 in gross proceeds to Billy Dead, Inc. Civilian Capital has up to six months (August 10, 2004) to complete the offering.

Billy Dead, Inc. has assembled a creative team that we believe is qualified to produce a high-quality motion picture. We also believe we have strong corporate management that will operate the business in the interest of its shareholders. Two important members of the creative team are Keith Gordon, an experienced film director who has agreed to direct the Film, and Julie Lynn, who is contracted to serve as Producer for the Film. Once the Film is completed, we intend to license the worldwide distribution rights to one or more established distribution companies for exhibition including theatrical, pay television, DVD and video rentals and cable or network television. Once we have licensed, sold or assigned the distribution rights and any other remaining residual rights, including copyrights and trademarks, we intend to dissolve Billy Dead, Inc. and distribute the proceeds to our stockholders.

Our strategy is to assemble a creative team, screenplay and cast that we believe has the potential for commercial success. Predicting the success of a motion picture is difficult and highly subjective, as it is not possible to accurately predict audience acceptance of a particular motion picture.

Independently Financing and Producing the Film

By financing and producing the Film outside the studio system, our strategy seeks to:

o Eliminate unnecessary costs associated with accepting advance production funding from a studio. Studios typically charge high rates of interest, overhead fees and other miscellaneous expenses to film productions. By eliminating these costs and only seeking to use the studios for distribution, we can significantly reduce the overall costs of the Film and thereby increase the likelihood of achieving revenue in excess of the Film's costs.

o Negotiate a lower distribution fee. By financing the Film independently, we are reducing the risk that would otherwise be taken by a distributor or studio. As a result, we expect that we will be able to negotiate lower distribution fees than would be the case had we used any advance funding from a distributor. For instance, in theatrical exhibition the distribution fee is typically 30% to 40% of the total amount a distributor collects from the exhibitor. To the extent that we are successful in negotiating lower distribution fees, we will receive a larger percentage of gross receipts from each of the different revenue streams associated with the Film's exhibition.

o Exercise greater control over licensing the distribution rights by creating a competitive bidding situation among distributors. Throughout the production process, we will be meeting with various distribution companies in order to educate them about the Film. Based on our meetings and the response that the Film receives, we may seek to negotiate distribution agreements at any time before, during or after the completion of the Film. Our intention is to create a competitive bidding process among distribution companies in order to negotiate more favorable terms in our overall distribution deal and increase our potential revenue.

o Reduce or eliminate the hidden costs associated with cross-collateralization by a studio or distributor. Often a distributor will charge a producer for costs that are incurred by other films a distributor releases. This procedure, called "cross-collateralization", often reduces a film's financial return. By producing the Film independently and negotiating an arms-length distribution arrangements, our strategy is to minimize or eliminate these charges.

o Maintain greater creative control. We believe that specialty dramatic movies, such as our Film, are best able to appeal to a specialty audience by maximizing the ability of proven artists to control creative decisions.

While we believe that it is advantageous for us to produce the Film independently, there are a number of disadvantages associated with producing a film outside the studio system:

o We have no guarantee of obtaining revenues. Distribution is critical to the movie maximizing the potential revenue associated with exhibition. We cannot guarantee that the movie will receive distribution. If we are unable to obtain distribution we will have no alternate sources of revenue.

o We will be dependent on the distributor to market the Film to the public. Even if we are successful in negotiating a distribution agreement, we will have little control over how the distributor releases and markets the Film. A distributor may release the Film in a very limited number of theaters, spend limited resources marketing and promoting the Film, withdraw the Film from theaters too quickly or choose not to release the Film at all.

o Our Film may be insufficiently marketed. We intend to use the proceeds from the Offering to finance the Film and therefore we will not depend upon funds from a distributor in order to produce the Film. A distributor may expend more time and resources marketing a film when its own funds are at risk. If a distributor does not sufficiently market our Film, our revenues may be reduced.

o Our revenues will be reduced if a distributor spends more to market the Film than will be justified by our ultimate box office success. It is impossible to predict the Film's ultimate success at the box office. If a distributor anticipates a large return at the box office, it may spend a great deal to market the Film in advance of its release. These marketing costs are usually deducted from returns the distributor pays to a producer, such as Billy Dead, Inc. While this strategy is intended to maximize a film's ultimate success, it may decrease our eventual returns if the Film is not sufficiently successful.

o We may lack additional resources should we run over budget. If we are unable to produce the Film on schedule or within budget, our funds may be insufficient to complete the Film. Unlike the studios, we will have no alternate sources of funds and the completion bond company would likely take control of completing the Film on behalf of the investors.

o We may encounter reduced leverage with distributors. We will be marketing a single film, compared to certain other independent production companies that produce multiple films for sale to distributors.

      Distribution companies typically offer more favorable financial terms to companies that produce multiple films, because the distributor may thereby be able to obtain additional films to distribute.

o We may be unable to get accurate accounting of monies owed us from a distributor. While we intend to secure certain audit rights from our eventual distributor and these rights are customarily granted, distributors are often in a position to account for revenues in a manner that makes it difficult for an audit to determine a producer's actual share of revenues. There are also certain costs associated with audits that are outside of the normal course of our operations. Therefore, there is no assurance that we will be able to get an accurate accounting of revenues owed to Billy Dead, Inc by a distributor. or that audits will reveal gains in revenues to Billy Dead, Inc. that outweigh the costs of the audit.

Production of the Film

We will manage the making of the Film through the four phases of production before its initial release -- development, pre-production, principal photography and post-production.

Development. The development phase of the Film is nearly complete. We have acquired an option on both the novel "Billy Dead" and the current draft of the screenplay by Mr. Gordon. Mr. Stoff and Mr. Hawke initially managed the development of the project, acquiring various intellectual property rights and retaining Mr. Gordon to write the screenplay. Ms. Lynn then managed the project through budgeting, scheduling, negotiating various agreements, and preparing for the Offering.

Pre-production. The pre-production phase of the Film will begin as soon as is practical after the successful completion of the Offering and subject to finalizing the availability of key cast members. We will begin pre-production by casting our remaining lead performers and will then search for younger performers resembling our lead actors for certain flashback scenes. Once casting is final we will obtain any required production related insurance policies which are customary in the industry. We will then select our filming locations, secure any necessary facilities or stages, and hire our remaining production personnel.

Principal photography. This is the phase in which each of the scenes of the Film are photographed. The final shooting location will depend on weather conditions, budgetary considerations, labor regulations, insurance requirements, requirements of our completion bond, creative preferences and the availability of production resources.

Post-production. This is the final production phase, during which the footage photographed during the principal photography phase is assembled, edited and integrated with sound, titles and special effects, to prepare the movie for exhibition.

The relative costs for each of these phases varies widely from project to project, so a typical film budget breaks down expenses into "above-the-line" and "below-the-line" costs. Above-the-line costs include most development costs, intellectual property costs, costs relating to the producer, costs relating to the director, and talent costs. In our case these above-the-line expenses will amount to approximately $2.09 million, and include $250,000 which will be paid to our director, Keith Gordon and $150,000 which will be paid to our producer, Julie Lynn.

The production and post-production phases account for the majority of the below-the-line costs. In our case we estimate that production will cost approximately $2.66 million and post-production will cost approximately $0.55 million.

Our current schedule allows for an estimated eight weeks of pre-production and seven weeks of location production. We anticipate that post-production may take 4-6 months. Because it is impossible to predict the availability of key talent, weather conditions, and the timing of the completion of the Offering, it is impossible to accurately predict the date of the completion of the Film.

Budget Contingencies. We will be required to spend significant funds to produce the Film before we can generate any revenues. We anticipate that the funds raised in the Offering will be sufficient to produce the

Film and to pay for any administrative expenses associated with Billy Dead, Inc. However, the amount budgeted for the Film may be insufficient as a result of:

o our inability to obtain actors or other independent contractors in accordance with the budget;

o     labor difficulties;

o     key personnel becoming unavailable within our schedule; or

o a decision to self-distribute the Film or otherwise incur a portion of the expenses related to the distribution of the Film.

As a result, we have included a contingency in our production budget to cover unforeseen expenses. This contingency typically ranges from 5% to 10% of a motion picture's estimated budget, and we have elected to reserve a contingency of approximately 10%.

If our budget is insufficient to complete the Film and license the distribution rights, we may be forced to raise additional capital. To raise additional equity or convertible debt funding, we will need to obtain stockholder approval to amend our certificate of incorporation and increase the number of authorized shares of capital stock. If we do not receive such approval, or if we are otherwise unable to raise additional financing on acceptable terms, we may be unable to complete the Film and license it for distribution.

The Completion Bond. In order to minimize the risk of budget overruns and to add an additional level of protection for investors, we have elected to include in our certificate of incorporation the requirement that we obtain a completion bond before we produce the Film. A completion bond, or "completion guaranty", is a form of insurance which provides that, should the producers run into significant problems completing the Film, the bond company would:

o advance any sums in excess of the budget required to complete and deliver the Film;

o     complete and deliver the Film itself; or

o shut-down the production and repay the financier (Billy Dead Inc. in our case) all monies spent thus far to produce the Film.

In addition to ensuring that the Film is completed within budget, the bond company will also be responsible for ensuring that the Film is delivered to us within a pre-determined schedule, follows the script and is technically suitable for exhibition in theaters. The bond company will place certain restrictions and limitations on us to ensure that the production is following a pre-determined schedule. For example, the completion bond agreement will contain a cash flow schedule that sets forth the timing and amounts of cash advances required to finance production of the Film. We will be required to deposit funds in a specific production account in accordance with this cash flow schedule.

The completion bond company will have the right to take over our production if they determine that the Film is significantly behind schedule or over budget, or that the production is otherwise not proceeding in a satisfactory manner. This will include the right to replace any member of our production team, including Mr. Gordon and Ms. Lynn. The involvement of the completion bond company comes to an end when the Film is delivered, or production monies are refunded, in accordance with these parameters.

In order to receive a completion bond from a reputable company, we will be required to submit our budget, script, shooting schedule and other production elements for their analysis and approval. Typically, a completion bond cannot be issued until all material aspects of the production have been determined, such as final locations, cast and crew. These aspects will be determined throughout our pre-production and prior to our spending monies for location production. Once these elements have been determined and we have negotiated the financial terms of the bond, we intend to commence production.

A completion bond will be subject to a number of important limitations and will not reimburse us for losses that result from certain occurrences. These include but are not limited to losses related to:

o     distribution expenses;

o     residual payments due to creative guilds, such as the Screen Actors Guild;

o gross or net profit participations granted as contingent compensation to actors or production personnel;

o elements of the Film that are not included in the approved screenplay, budget or production schedule;

o     our insolvency;

o     our committing illegal or fraudulent acts;

o     our violation of any collective bargaining agreements;

o our failure to obtain any necessary rights to use copyrighted works, such as music;

o     our failure to obtain required insurance coverage;

o our failure to fulfill any conditions required by cast members that causes them to abandon their commitment to the Film;

o currency fluctuations in the event that we produce the Film in another country, such as Canada;

o     natural disasters; or

o     acts of war.

Any losses that might result from these events would not be covered by a completion bond and would harm our operating results. It is also important to note that the completion bond company does not, in any way, guarantee the commercial or artistic success of the Film.

The above does not represent a complete description of a typical completion bond and the final terms of any agreement will be subject to negotiation. We do not anticipate any difficulty in obtaining a completion bond for the Film. Mr. Gordon and Ms. Lynn have never had a completion bond company take control of a film production with which they were associated. In addition, Mr. Gordon and Ms. Lynn have never failed to obtain a completion bond when required for any films in which they were involved. However, in the event that we are unable to obtain a completion bond on acceptable terms, we intend to liquidate Billy Dead, Inc. and distribute our remaining assets to our stockholders.

Strategy for Licensing the Film's Distribution Rights

We do not plan to distribute the Film ourselves and will therefore seek distribution with established motion picture distribution companies. As we have discussed, we believe the Film has the proper elements -- including the key cast, a bold and controversial story, a reasonable budget and a strong production team -- to attract an independent distributor, a mini-major studio or the specialty arm of a major studio distributor.

Successfully licensing the Film's distribution rights is critical to the commercial success of the Film and therefore Billy Dead, Inc. However, we cannot guarantee that the Film will receive distribution, or if it does, whether the terms of the distribution agreement will result in proceeds sufficient to cover the costs of the Film. For instance, exhibitors typically retain approximately 50% of the gross proceeds collected at the box office and, while it is not uncommon for independent producers to negotiate lower distribution fees as a result of producing a film independently, distributors usually attempt to retain 30%-40% of the remaining box office as a distribution fee. In addition, costs associated with prints and advertising are usually deducted from any returns that might otherwise go to an independent producer.

Taken collectively, the amount of revenues carved out from the theatrical box office will likely have a significant impact on our theatrical box office returns. It is therefore difficult for an independent film, such as ours, to achieve profitability through licensing theatrical rights alone. This is the primary reason why the terms of a distribution agreement that pertain to ancillary revenue streams, such as international distribution, home video and DVD sales and rental, television, are essential.

Every distributor has specific capabilities and demand for certain types of films. Based on our relationships with these distributors and knowledge of the distribution landscape, we intend to engage in discussions with selected distributors, through which we will gauge interest with the intention of conducting a competitive bidding process for the Film's distribution rights.

During the negotiating process, we will consider a number of issues including:

o the distributors' historical track record and expertise in marketing movies of similar size, cast and genre;

o whether the distributor is willing to buy worldwide rights or only a portion of the rights;

o the amount and ability of a distributor to provide us a guaranteed minimum advance against future revenues from the Film;

o the percentage of the Film's revenues that the distributor will retain as a distribution fee from each of the Film's revenue streams including theatrical, pay television, DVD and video rentals and sales and cable or network television and whether the fees will be based on the Film's gross or net revenues in each category

o the release strategy the distributor intends to employ, such as a wide release (more than 1,500 screens) or a limited release (less than 500 screens), and the minimum number of screens on which the distributor will guarantee the Film is shown;

o the minimum and maximum amounts the distributor is willing to commit to spending on advertising and making copies of the Film (known as prints) for release;

o whether the distributor's rights will be perpetual or lapse after a certain period of time;

o a distributor's willingness to honor agreements Billy Dead, Inc. has entered into, including our commitment to give Mr. Gordon approval of the final edit of the Film;

o     a distributor's reputation for accurate accounting; and

o a distributor's ability and reputation for making timely payments to producers.

We will attempt to balance these considerations and negotiate a distribution arrangement that we believe will best maximize the returns to our stockholders. However, some of these considerations may conflict with each other and we will not be able to predict which strategy will maximize Billy Dead, Inc.'s revenues.

If we are unable to negotiate terms of a distribution agreement which are acceptable to us, we may elect to forego theatrical distribution and license the Film directly to pay cable or home video and DVD sales. Since films that forego theatrical distribution typically generate significantly less revenue than those that are released into theaters, this approach would be used as a last resort.

Industry Compensation Arrangements

Most of the creative and production personnel that work on a movie are short-term employees or "for hire" contractors who are compensated for their services at a predetermined rate. It is also customary in the motion picture industry to pay contingent compensation over and above these fees to certain key employees and contractors. Customary contingent compensation arrangements in the industry include:

o     fixed deferrals;

o     residual payments; and

o     gross or net profit participations.

Fixed Deferrals. Key creative personnel, including the director, producer, writer and actors, often negotiate fixed deferral payments of flat fees tied to a film's financial returns. We have not granted any fixed deferrals and have no plans to do so.

Residual Payments. The principal collective bargaining organizations for personnel within the movie industry are: the Directors Guild of America, or DGA; the Writer's Guild of America, or WGA; the Screen Actors Guild, or SAG; the American Federation of Musicians, or AFM; and the International Alliance of Theatrical Stage Employees, or IATSE. When a movie producer involves members of these organizations in a film, they are required to comply with certain residual payment obligations. These obligations are set forth in agreements between these organizations and the AMPTP (which represents the major studios) and provide that a percentage of a film's gross revenues in certain markets must be paid to these organizations for the benefit of their members. As an example, SAG currently requires payment of between 4.5% and 5.4% of the gross revenue attributable to videocassette exploitation and 3.6% of television exploitation, with no residuals due for theatrical exploitation.

We may be required to accrue and pay standard residual payments based on the collective bargaining agreements associated with our creative team. These residual payments are based upon gross revenues in certain markets and may therefore, depending upon our distribution arrangements, reduce our revenues in various markets and release windows. It is difficult to predict the specific impact on our overall returns as we have no way of predicting which release windows and which markets will achieve what relative levels of revenues, nor can we predict whether our arrangements with distributors might provide for flat fees or advance payments which would reduce or eliminate the impact of these residual obligations.

Profit Participations. The last form of contingent compensation is a "profit participation", which entitles the recipient to additional compensation based on the financial performance of a particular motion picture. Granting profit participation to certain key creative personnel is common for both larger studio films as well as smaller independent films. For independent movies, such as the Film, this form of contingent compensation is critical to attract quality creative personnel who work for less upfront compensation than they otherwise might receive on a larger, more costly movie. By paying this contingent compensation, producers are able to attract these high quality creative personnel while simultaneously reducing the upfront costs.

Profit participations are typically "gross" or "net". Gross profit participation, granted in extremely rare cases where the importance of the actor or director is critical, is calculated based on gross revenues before any costs (such as, distribution fees, financing costs and other corporate costs) are deducted. Net profit participation is far more common, and is the arrangement we will be using to pay contingent compensation. Net profit participation is calculated based on net revenues after deducting certain costs of a film, including distribution fees, financing costs and general corporate expenses. Thus, a gross profit participation receives a percentage of the first dollar received by a film before any costs are deducted, while a net profit participation receives a percentage of revenue remaining after certain costs are deducted.

We do not intend to grant or pay gross profit participation to anyone. We will, however, pay net profit participation to our key creative personnel, and this participation will, after the Series A liquidation preference has been met, reduce our distributable cash (if any) upon the dissolution of Billy Dead, Inc. This form of contingent compensation will equal 37.5% of our "adjusted cash balances", referred to in certain of our agreements as our "adjusted gross receipts", which will consist of the cash available to Billy Dead, Inc. after paying all film, general and administrative and other corporate costs, income taxes, reserving for the Series A liquidation preference on behalf of our Series A stockholders, and reserving for any additional foreseeable contingent liabilities.

We have entered into net profit participation agreements with various members of our creative and management team including, among others, Ms. Lynn, Mr. Gordon and a member of our board of directors, Charles Ryan. In total, we will grant net profit participation amounting to 37.5% of our "adjusted cash balances" to persons who will manage Billy Dead, Inc. and work on (or perform in) the Film. We have thus far granted an aggregate of 8.5% of this 37.5% of contingent compensation to our founders and management, including Ms. Lynn (3.75%), Mr. Gordon (3.75%) and Mr. Ryan (1%).

We intend to contract out the entire remaining 29% to creative personnel involved with the Film, primarily to actors who may perform in the Film, such as Mr. Hawke. It is the industry standard that the producers retain any remaining percentages in the net participation pool. However, we expect to contract out the entire 29% to persons other than the founders and do not foresee any residual amounts remaining in reserve upon the completion of the film's production. In the event that any residual amounts remain, the producers (including Mr. Gordon, Mr. Ryan and Ms. Lynn) may retain the remainder as a production bonus. Such a determination would have to be approved by a majority of outside directors. In any event, the final pool of net participation to all persons will be 37.5% of our adjusted cash balances.

Our contingent compensation arrangements require performance of duties under applicable contracts and can be forfeited in the event of non-performance or other circumstances. In the instance of forfeiture, this compensation could be granted to other persons who make up the production or management team.

In addition to their contingent compensation arrangements, Mr. Gordon and Ms. Lynn are receiving a flat fee for their services as the director and producer of the Film and are beneficial owners of shares of our common stock.

Employees

As of April 2004 we had no full-time employees. As is typical in motion picture production, we intend to use short-term employees and independent contractors to produce the Film. We plan to retain most of these short-term employees and independent contractors after we begin production, and most of our agreements with these employees and contractors will end by the time production is completed.

Ms. Lynn will negotiate our employment agreements with members of the Film's production staff. Some members of our production staff will belong to unions or guilds. When this is the case, the union or guild may negotiate with Ms. Lynn on that person's behalf.

Most of the unions and guilds within the movie industry are parties to collective bargaining agreements with the Alliance of Motion Picture and Television Producers, or AMPTP, which represents the major studios. Although we are not a member of the AMPTP, and therefore are not a party to any of the AMPTP's collective bargaining agreements, these agreements will nonetheless serve as a reference point during our negotiations with unions, guilds and members of the Film's production staff.

RISK FACTORS RELATED TO OUR BUSINESS

Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in other parts of this Annual Report on Form 10-KSB. You should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-KSB. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of our Series A preferred stock.

Because we are a newly formed company, there is no corporate operating history on which to evaluate our potential for success.

Prior to Billy Dead, Inc.'s recent formation we had no corporate history from which to evaluate our operating performance or potential for success.

Additionally, we face many risks inherent in a start-up business, including difficulties and delays frequently encountered in connection with the commencement of operations, operational difficulties and our potential underestimation of initial and ongoing costs.

Because our founders have contributed an insignificant amount of capital toward Billy Dead, Inc., investors in our Series A preferred stock will bear substantially all risk of cash loss if the Film is unsuccessful.

Our founders, who are making the Film and managing the affairs of Billy Dead, Inc., have spent a nominal amount of cash toward our development. This means that, if the Film is unsuccessful and we are therefore unable to generate revenues, investors in our Series A preferred stock will bear the entire economic risk.

Because we will spend significant funds with no ability to predict whether the Film will be successful, our Series A preferred stockholders will encounter substantial financial risk.

Producing the Film requires that we spend significant funds based entirely on our preliminary evaluation of the Film's commercial potential. It is impossible to predict the success of any film before its production starts. The ability of the Film to generate revenues will depend upon a variety of unpredictable factors, including:

o     public taste, which is always subject to change;

o the quantity and popularity of other films and leisure activities available to audiences upon the Film's release;

o the competition for exhibition at movie theatres, through video retailers, on cable television and through other forms of distribution; and

o     the fact that not all films are distributed in all media.

For any of these reasons, the Film may be commercially unsuccessful and our business may suffer.

Because certain of our corporate actions do not require approval from a majority of the Series A preferred stockholders, our management will have effective control over certain matters requiring stockholder approval.

Our certificate of incorporation provides that some corporate actions (including amendments to the certificate of incorporation, additional offerings of shares in Billy Dead, Inc., certain affiliated transactions or our decision to produce any additional films) require approval from a majority of the Series A preferred shares. However, certain other matters (such as the election of our directors, our entering into a distribution agreement for the Film, or the dissolution of Billy Dead, Inc.) do not require approval of any such majority of the Series A preferred shares. This means if our management, members of our board and affiliates, who will exercise effective control over 66.7% of the voting stock of Billy Dead, Inc., act together they will effectively control these matters.

Because we will only produce a single film, we will have no other way to generate revenue if the Film is unsuccessful.

Most companies that finance movies, particularly major studios such as the Walt Disney Studios and Universal Pictures, diversify their risk by producing groups of films. This diversification reduces the impact of a single movie's commercial success or failure. Our success, however, will depend entirely upon a single movie. If the Film is commercially unsuccessful, we will have no alternate sources of revenue.

Because much of our competition is better capitalized, we may be at a disadvantage in acquiring personnel, negotiating distribution and attracting the public's attention.

The movie industry is a highly competitive business. We will compete with both major production studios and smaller independent producers for personnel, exhibition outlets and the public's interest. Most of these companies have greater financial and personnel resources than ours. In particular, theaters are more likely to exhibit feature films with substantial studio marketing budgets. Even if we are able to complete the Film and obtain distribution, it is unclear how much will be spent on marketing to promote the Film by our distributors.

Because our success depends on several key persons, their loss could harm our ability to complete the Film or attract an audience.

We are highly dependent upon the experience, ability and continued services of director Keith Gordon and producer Julie Lynn, with whom we have employment contracts to direct and produce the Film. The loss of the services of either Mr. Gordon or Ms. Lynn could harm our business. Ethan Hawke, who is an Executive Producer on the Film, has also provided us with a written expression of interest in playing the lead role in the Film. If we are unable to reach a final agreement with Mr. Hawke to perform in the Film, the Film's marketing appeal could be greatly diminished.

We will require many other highly skilled creative and production personnel, including cinematographers, editors, costume designers, set designers, sound technicians, lighting technicians and actors. Although we expect to find high quality candidates to fill these positions, they may be unwilling to work for us under acceptable terms. This could delay production or reduce the quality of the Film, which would impair our revenues. Also, many of these positions could require us to hire members of unions or guilds. As a result, our ability to terminate unsatisfactory or non-performing workers could be adversely affected by existing union or guild contracts and regulations. This could delay production of the Film and significantly increase costs.

We may elect to forego the purchase of key man life insurance, which would mean that the loss of any key persons may cause unexpected financial losses.

We intend to obtain insurance policies standard in a motion picture production, including general liability insurance, a completion bond and other production related insurance. However, we may elect to forego the purchase of key man life insurance. Our management will make this decision after their review of other insurance policies we obtain for Billy Dead, Inc. or the film production. If we do not obtain key man life insurance, then certain losses relating to any of our key personnel may not be covered. There is no way to know how comprehensive our coverage may be or how such a loss might impact the success of Billy Dead, Inc.

Because there may be a substantial delay between the completion of the Offering and the production of the Film, our expenses may be increased and it may take us longer to generate revenues.

While we hope to begin production of the Film soon after completing the Series A Preferred offering, if successful, we have no way to predict exactly when we will begin production of the Film. Movie producers are often involved in several projects at the same time and Ms. Lynn is currently seeking financing for additional projects. Mr. Gordon is an active film director who is often presented with opportunities to direct movies other than the Film. In addition, independent contractors needed to produce the Film, such as Mr. Hawke, often have commitments to more than one movie project.

Mr. Gordon, Ms. Lynn, Mr. Hawke or any other actor playing a leading role will need to complete, delay or abandon such potential obligations before production on the Film begins. While we intend to begin production of the Film as soon as practical after the closing of the Offering, we have no way of predicting when the closing will occur or if it will occur at all. Therefore we have no way to predict the scheduling availability of our principal cast and creative staff.

In addition, other considerations such as the location we choose to utilize, the weather conditions when the offering is completed and the fact that we will need to cast younger actors resembling our lead actors (which may be time consuming), mean that the timing of the commencement of our principal photography phase is difficult to predict.

Prior to entering into production of the Film, we may make temporary investments in interest-bearing accounts, certificates of deposits, United States Government obligations or money market accounts. Nevertheless, any delay in the start of production would also delay the completion of production, and we cannot generate revenues until the Film has been completed. General overhead and administrative costs will be incurred by Billy Dead, Inc. during this period, which means such a delay would also possibly increase our expenses and reduce potential return.

Because we may decide to replace key members of our production team if they are unable to perform their duties within our schedule, the marketing appeal of our Film may be reduced.

As is customary in the movie business, the agreements we enter into during pre-production, including our current agreements with Mr. Gordon, Ms. Lynn, and the written expression of interest we have received from Mr. Hawke, are contingent upon our ability to accommodate their availability. While we do not anticipate that Mr. Gordon, Ms. Lynn or Mr. Hawke (if we reach a final agreement with him) will be unavailable to work on the Film, the substantial delay between the execution of our current agreements and the completion of the Offering creates a degree of uncertainty. In the event that we are unable to accommodate the schedules of any of our key participants, we may decide to produce the Film with replacements who we deem suitable. However, such replacements may reduce our marketing appeal, impact our Film's performance at the box office and adversely affect our revenues.

If we are unable to obtain a completion bond we would be unable to produce the Film but will have incurred expenses, and would therefore be unable to return the entire amount of your investment.

Our certificate of incorporation requires us to obtain a completion bond from a completion bond company before we begin production of the Film. A completion bond is a promise by a third party, which is typically a completion bond company, that a film will be completed and delivered by a particular date. Under the terms of a completion bond, if we require additional funds to complete the Film by the delivery date, the completion bond company will either disburse these funds or cause us to abandon production and repay our expenditures toward the production of the Film.

We do not currently have an agreement in place with a completion bond company but believe that we can obtain a completion bond for an estimated cost of $140,000. However, if we are unable to obtain a completion bond on acceptable terms, we cannot begin production. This would force us to dissolve and return our remaining assets to stockholders. In this event, because we will not have produced the Film, we will not have generated enough revenues to become profitable. In addition, because we will incur expenses associated with both the Offering, general corporate overhead and startup costs and with the attempt to obtain a completion bond, we would be unable to return to stockholders the entire amount of their initial investment.

Because the terms of a standard completion bond state that the bond company may take control of our production if we do not produce the Film on schedule and within budget, the artistic integrity and commercial viability of the Film may be reduced.

Our failure to complete the Film on schedule or within budget could result in the completion bond company taking over production on behalf of the investors. If a completion bond company takes over production, it has the right to replace members of our production team, including Mr. Gordon and Ms. Lynn. The loss of Mr. Gordon or Ms. Lynn may reduce the quality of the finished film, limit our ability to promote the Film, or force us to make changes in our management, all of which may harm our business.

If we do not complete the Film on schedule or within budget, our ability to generate revenue may be diminished or delayed.

Our success depends on our ability to complete the Film on schedule and within budget. Our production schedule and budget estimates for the Film have been prepared by an independent third party consultant, and we believe they are reasonable. In addition, our schedule and budget must be reviewed and approved by a completion bond company before we can obtain a completion bond. Nevertheless, our ability to adhere to our schedule and budget face many uncertainties, including but not limited to:

o whether we can attract suitable production and creative staff within our budget;

o     the timing of the availability of our principal cast members;

o the continued health of our director, producer, actors and other key personnel;

o our ability to cast younger actors resembling our lead actors for certain flashback scenes;

o     delays caused by unpredictable weather;

o     the availability and affordability of desirable locations; and

o our ability to secure appropriate facilities for post-production work in a timely fashion.

Therefore, we cannot be certain that production of the Film will occur on schedule or within budget. If we are forced to exceed our production budget due to unforeseen problems, we may be required to raise additional capital in the form of short-term debt to complete the picture. We would be required to pay this debt obligation, including any accrued interest, prior to generating proceeds to Billy Dead, Inc.'s stockholders.

Additionally, if we do not complete the Film on schedule its distribution will be delayed and it will increase the time before we begin to generate revenues. During this period Billy Dead, Inc. will continue to incur overhead costs, which may reduce the ultimate financial return to stockholders.

If our production goes over budget we may be unable to raise additional capital.

If our budget is insufficient to complete the Film and license the distribution rights, we may be forced to raise additional capital. To raise additional equity or convertible debt funding, we will need to obtain approval from our Series A preferred stockholders to amend our certificate of incorporation and increase the number of authorized shares of capital stock. If we do not receive such approval, or if we are otherwise unable to raise additional financing on acceptable terms, we may be unable to complete the Film and license it for distribution.

If we are unable to find an acceptable offer to purchase our assets upon dissolution, we may be forced to continue to operate and any additional operating expenses would reduce returns to our stockholders.

When we determine that we have licensed or otherwise commercialized the majority of the Film's rights, we intend to sell our remaining assets, distribute the proceeds to our stockholders and dissolve Billy Dead, Inc. Liquidation of our assets will consist of selling any residual rights we have retained to license the Film for exhibition or otherwise assign our copyrights and trademarks.

We cannot be certain of finding a suitable buyer for these assets before we incur losses. If we are unable to find a suitable buyer in a timely manner, we will be forced to sell our assets for less than their present value or wait until we find a more attractive offer. If we choose to wait, we will incur expenses in the meantime, reducing the amount we can distribute to stockholders.

Because Delaware law provides that dissolving companies retain certain financial obligations, our stockholders may be liable for future claims.

If we decide to dissolve Billy Dead, Inc. we will notify all current and former employees, contractors and creditors and give them a reasonable period of time to alert us of any remaining obligations. We will then pay all of our known obligations and set aside a contingency for future claims that we believe are reasonably likely to arise within three years of dissolution. Typically a dissolving company will set aside what the directors believe is a reasonable reserve to pay taxes.

By setting aside a reasonable reserve to pay taxes, and by giving potential claimants reasonable notice of our intention to dissolve (and by paying any resulting claims) we do not anticipate having any additional obligations, pending claims, or future claims reasonably likely to arise within three years of dissolution.

However, there is no guarantee that unanticipated claims will not be brought against us after we dissolve. Under Delaware law, Billy Dead, Inc. will "continue" in existence for three years after dissolution, and any claims by potential creditors must be brought during that time. If the amounts we have set aside are insufficient to satisfy those claims and if a claimant has properly asserted a claim in a timely manner during the limited period following dissolution, then under the Delaware General Corporation Law each of our stockholders will be liable for the lesser of: his or her proportionate share of the claims; or up to the total amount of any distributions we have made to the individual stockholder.

Because it will be difficult to project the Film's future revenues, our results of operations may vary substantially from quarter to quarter.

In accordance with U.S. generally accepted accounting principles (GAAP) for the motion picture industry, we intend to amortize our production costs based on current estimates of the total revenues we expect to receive from the Film. We are required to regularly review these estimates and revise them when necessary. As a result, our results of operations may vary from quarter to quarter based on our revisions in estimates caused by changes in economic conditions affecting the motion picture industry in general and the viewing audience in particular. A downward revision in our revenue estimates would potentially require a change in the amortization rate of film costs resulting in reduced or negative quarterly earnings.

Because the Film contains mature themes, it may be subject to ratings restrictions and censorship which would reduce our ability to commercialize the Film.

Certain agreements we plan to obtain, including agreements with distribution companies, may be contingent upon the Film ultimately receiving a rating classification from the Motion Picture Association of America, or MPAA, that is no more restrictive than R.

We intend to produce the Film in such a manner that it will ultimately receive an R rating. However, the Film contains mature themes, and it is difficult to predict how the MPAA will ultimately classify the Film. If the Film is unable to obtain a rating less restrictive than NC-17 then marketing and advertising support from a distributor may be reduced, resulting in fewer distribution venues and thus a smaller audience.

In addition, censors in certain foreign jurisdictions might find elements of the Film to be objectionable. We may be forced to make revisions before exhibiting the Film in these jurisdictions, further adding to our expenses. The release of the Film in certain jurisdictions may be denied regardless of revisions. These occurrences would reduce our international revenues.

If certain information and statements which appeared in published news reports or elsewhere were considered to be a "prospectus" for purposes of the Securities Act of 1933, purchasers in the Offering could have the right to commence an action for rescission or damages, which, if successful, could result in our liability to such purchasers.

In certain articles appearing in news reports or on the Internet in November and December 2003, information regarding our business and this offering was published. Some of that information was based on statements made by members of our management, the underwriter or others, or was incorrectly attributed to them. Some of the statements about us in such articles contain information that is inconsistent with the disclosures in this prospectus.

In particular, the following statements appeared:

An Associated Press article on November 19, 2003 stated that our shares "will be traded on the Nasdaq Over the Counter market." These statements, which were additionally stated in slightly altered forms in other articles and reports, are erroneous. The shares will be made available to trade on the Over The Counter Bulletin Board, or OTCBB, which is not owned nor operated by NASDAQ. Additionally, this and certain other comments implying the offering's potential liquidity or potential for trading have been repeated in various publications in various forms. Investors should be aware that, while the shares may trade, there is no assurance that, should the offering be completed, a liquid trading market will develop.

In an article in The Economist dated December 2, 2003, Barry Poltermann, President of Civilian Capital, is quoted as saying that the offering is "on track to close". Further, in a Bloomberg wire article first published on November 13, 2003 which was reprinted in various publications, including the Chicago Tribune, Mr. Poltermann, when asked about his confidence that the offering will be successful, states that "My confidence is off the charts. I've been working on this for four years. We wouldn't do it if we weren't extremely confident." The article also notes that Civilian Capital plans to manage six other film IPOs to raise as much as $60 million by the end of 2004. Civilian Capital's representations that they plan to offer additional IPOs in the future have also appeared in various forms in other publications.

The initial public offering for our Series A Preferred Stock is being conducted as a best-efforts, all or none offering, and there is no assurance that the offering will be completed, and if the offering is completed, there is no assurance that Civilian Capital will manage any other film IPOs or raise any other capital. When considering the merits of investing in our company, we are advising potential investors not to rely on any representations of confidence made by the underwriter in their ability to raise sufficient funds to close the offering, or plans of the underwriter to pursue similar film offerings in the future.

The Associated Press article of November 19 also attributed to the "company's backers" a statement that "efforts have been made to minimize risk." A CBS Marketwatch article appearing on the Internet on November 19, 2003 attributed statements to "officials at Billy Dead Inc." that the company can mitigate risk "via breakup fees that are expected to cover the initial offering." The article further stated "[Billy Dead, Inc. CEO Peter] Fuhrman said the company can mitigate some of the risk if a distribution deal cannot be secured once the film is made. Breakup fees to put a film directly to pay-per-view or video usually amount to $8 million, roughly the sum the company hopes to raise in the public offering."

Mr. Fuhrman did in fact discuss, at a conference call held with members of the financial and business press on November 19, 2003, our attempts to mitigate risk through various strategies. However, there can be no assurance that the break-up fee strategy, if pursued, would cover the amount raised by the offering or would generate any revenues whatsoever. Despite any efforts which we may potentially pursue in order to mitigate risk via any strategy, including break-up fees, the risks of the offering, which is speculative in nature, are not ameliorated. Any representations in any news report or articles that imply that we have any assurances that will be able to achieve any revenues whatsoever through a break-up strategy or any other strategy is not correct.

Both the CBS Marketwatch Internet article and the Associated Press article referred to above reported company officials as stating that in certain instances low-budget films have a greater chance at profitability than more costly projects. These statements attributed to Mr. Fuhrman or to representatives of Billy Dead, Inc. have been repeated, sometimes in slightly altered forms, in several other press articles. For example, in the Associated Press story Mr. Fuhrman was quoted as saying "[t]hese types of movies have shown to achieve a level of profitability beyond even the biggest studio films." In the CBS Marketwatch story Mr. Fuhrman was quoted as saying, `Monster's Ball' was more profitable in terms of return on investment than `Monsters Inc.'"

Additionally, Mr. Poltermann was quoted on NPR's "On the Media" program on November 21, 2003 as saying "I'm not saying that it's still not a very risky game. The movie business is hit-driven. But it doesn't have to be "Blair Witch Project" or "My Big, Fat Greek Wedding" to do very well. In fact, actually last year "Y Tu Mama Tambien" was actually more profitable in a return-on-investment basis than "My Big, Fat Greek Wedding"."

This information and other information concerning motion picture profitability also appeared as an element of a series of charts outlining the most profitable films released over the years 2000, 2001 and 2002 which appeared on the underwriter's website shortly after the offering was initially declared effective on November 12, 2003. The chart was a summarized re-publication of certain return on investment information for motion pictures published by Kagan World Media and was accompanied by the prospectus for this offering.

Messrs. Fuhrman's and Poltermann's references to particular films (such as "Monsters Ball") or groups of films (such as "studio films"), as well as the information which appeared on the underwriter's website concerning film profitability, are not balanced representations of potential film profitability because they do not represent the fact that numerous films or groups of films released at the same time were less profitable than the cited films or groups of films. Such statements and information should not be construed as ensuring or predicting profitability for our Film. We are unable to predict the eventual relative profitability of our film as compared to any other film or group of films.

A Business Week article on December 15, 2003 outlined a hypothetical scenario regarding potential returns for the Film. This hypothetical scenario was not based on any information provided to the author by management or Civilian Capital. We believe the author analyzed information that appears in the "Management's Plan of Operation" section of this prospectus and based the potential returns upon his estimates and assumptions that are inherently subject to significant uncertainties and contingencies, primarily concerning the timing and cost of the Film's distribution. Billy Dead, Inc. has never made, and does not intend to make, any public financial projections about the performance of the film Billy Dead, Inc. was formed to produce.

In order to reduce the risk of investors' possible reliance on these and other news reports and articles, or information which appeared on the underwriter's website in a manner which was insufficiently balanced, we stopped our offering on December 8, 2003. Our underwriter, Civilian Capital, refunded to investors all proceeds for shares then subscribed to which were held in escrow. We then allowed a "cooling off" period of several weeks to pass so that the effect of these reports, articles and other information would be dissipated.

The appearance of these news reports, articles and other information cited above or otherwise previously made available may have constituted one or more prospectuses that did not meet the requirements of the Securities Act of 1933 and may have caused us to violate Section 5 of the Securities Act, which would allow an investor who purchased shares in the offering to have the right, for one year from the date of purchase, to bring an action for rescission or for damages resulting from such purchase. If any such claim were asserted, we would contest it vigorously, although there can be no assurance that any such contest would be successful.

Billy Dead, Inc. has received, and may continue to receive, a high degree of media coverage about its initial public offering, including coverage that is not directly attributable to statements made by Billy Dead, Inc.'s officers and employees or the officers or employees of Civilian Capital. To the extent any such coverage is inconsistent with, or conflicts with, the information contained in this prospectus, or relates to information not contained in the prospectus relating to the offering, it has been disclaimed by Billy Dead, Inc. and Civilian Capital. We have advised prospective investors only to rely on information included in the prospectus relating to the offering, and to make their investment decision only after carefully evaluating all such information, including the risks set forth in that prospectus, as also described herein.

Because our management may face numerous potential conflicts of interest, the protection of your interests may be compromised.

It is common in the film business to produce motion pictures through single purpose companies. However, this strategy creates numerous inherent conflicts of interest. For instance, our officers do not intend to work full time for Billy Dead, Inc. and will continue to work on other film and television productions. This means that management will likely encounter certain conflicting demands on their time. In addition, management's duties with Billy Dead, Inc. will require that they contract with distributors, cast members and others that they may have had arrangements with in the past and will likely have arrangements with in the future. While it is management's duty to represent and uphold the interests of Billy Dead, Inc., and they have every intention of doing so, management may nonetheless encounter situations where it would be in their best interest for future endeavors, not affiliated with Billy Dead, Inc., to provide more favorable terms to other persons or entities in order to maintain or enhance future working relationships.

Because Civilian Capital is a new underwriter and the offering of our securities is its first offering, the market for our securities may be impacted.

Civilian Capital was formed in April 2000 and became a member of the NASD in October 2000. Although certain principals of Civilian Capital have extensive experience in the securities industry, the underwriter has not acted as an underwriter in any other public offering. This lack of operating history may have an adverse effect on the Offering and the after-market trading of our securities.

Because Civilian Capital played a role in our formation, the quality of their "due diligence" may have been reduced.

Civilian Capital has played a larger role in Billy Dead, Inc.'s formation and in the development of the Offering than an underwriter would traditionally. Civilian Capital's activities in connection with both our formation and with the Offering have included helping to locate our officers and board of directors, our legal counsel for securities and general corporate matters, and our independent auditors. Despite the fact that the underwriter pursued due diligence procedures standard in a public offering, the role Civilian Capital played in setting up Billy Dead, Inc. may have diminished their objectivity and reduced the quality of this due diligence.

Because our Series A preferred stock has no fixed dividend or redemption rights, you may never receive your liquidation preference.

Very often, stock known as "preferred stock" is entitled to fixed dividends and does not have voting rights. Our Series A preferred stock, however, provides for voting rights but no fixed dividends. Under Delaware corporate law our Series A stock is deemed to be a `preferred' stock because it is superior in right to payment of dividends and liquidation proceeds to the common stock. Because there is no obligation for us to pay fixed dividends or otherwise declare dividends, purchasers of our Series A preferred stock have no assurance that they will receive dividends. If we do not achieve revenues sufficient to return capital to our stockholders you may never receive your preference, either through liquidation or any dividends our board of directors may elect to declare.

Because it is impossible to predict the value of our assets if we dissolve, we may have insufficient assets for our stockholders to recover their investment.

Once we have reserved $8.75 per share on behalf of the Series A preferred stockholders and distributed 37.5% of our remaining "adjusted cash balances" as contingent compensation, we intend to reserve 80% of any remaining holdings on behalf of the Class A preferred stockholders and 20% on behalf of the common stockholders.

If we dissolve, our assets available for distribution will be based primarily upon the commercial success of the Film. In addition, the assets available for distribution to stockholders will also be affected by:

o     the price we obtain for the Film's residual rights;

o any unanticipated liabilities or expenses that arise in connection with the production of the Film;

o     any reimbursements we may receive from a completion bond company; and

o     any impact from corporate taxation.

All of these factors involve amounts that are impossible to predict. Therefore, you cannot be certain that any assets will remain after we dissolve or that our distribution of these assets will allow you to recover your full investment.

Because we may encounter difficulties or delays in selling the Offering, an investment may be held in escrow for up to six months.

Civilian Capital currently is conducting the offering of our securities on a best-efforts, all-or-none basis. This means Civilian Capital has made no commitment to purchase any of our Series A preferred stock, and unless the underwriter is able to sell the entire offering amount within six months of its being declared effective by the SEC (August 10, 2004), the Offering will be canceled and no shares will be issued nor any underwriting fees or commissions paid.

We may encounter difficulty selling the offering for a variety of reasons, including the lack of experience of our underwriter, the fact that our underwriter does not employ a retail sales force, and the fact that the Offering will be marketed largely over the Internet, without an extensive traditional "road show" to meet potential investors.

As we indicated in the prospectus for this offering, investors' funds for the offering are currently being placed into an escrow account. Investors are unable to cancel their subscription and their money is being held in escrow until we either sell the entire offering and issue you stock in Billy Dead, Inc., or we decide to cancel the offering and return your money, with interest and without deduction. This period of escrow may be up to six months after the offering becomes effective.

Because our preferred stock is not listed or quoted at the present time, you have no way of knowing if an active trading market will develop.

Billy Dead, Inc. does not meet the standards for listing on the Nasdaq National Market or SmallCap Market exchanges. We will therefore seek to have our Series A preferred stock quoted on the OTC Bulletin Board, commonly known as the OTCBB. However, inclusion on the OTCBB, if granted, does not guarantee that an active and liquid trading market will develop.

If an investor seeks to trade shares of our Series A preferred stock, you may find that these shares have limited liquidity, meaning that your order may be only partially executed or may not be executed at all. In addition, because of the large spreads typical between an OTCBB market maker's bid and ask prices for a particular security, a holder of our shares of Series A preferred stock may experience significant losses if he or she needs to sell shares immediately after the Offering. If the bid price for our Series A preferred shares is much lower than the ask price, an investor will not be able to sell his or her shares at a profit unless the market value of the stock rises substantially.

Additionally, our common stockholders control 67% of the combined voting power of Billy Dead, Inc. and have control over the approval of our liquidation or of any dividend payments. If the common stockholders do not approve of our liquidation or dividend payments, our Series A preferred stockholders will be unable to obtain a financial return unless an active trading market develops.

Even if our Series A preferred stock is able to trade, the market price may be volatile which could result in litigation.

Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, investors may be unable to resell their shares for more than the offering price even if our operating results are positive.

In the past, class action litigation has often been brought against an issuer following periods of volatility in the market price of its securities. We could become involved in this type of litigation in the future, which is often costly and would divert both our resources and our management's attention away from running our core business.

If our Series A preferred stock ever becomes a "penny stock," broker-dealers that trade in our stock will be subject to extensive additional regulation.

Our preferred stock will fall within the definition of a "penny stock" unless it meets at least one of the following criteria:

o the highest bid displayed for our stock on the OTCBB is $5 or more, and at least two market makers are currently displaying bid and ask quotations for our stock at specified prices;

o we have net tangible assets of at least $5 million or, if we have been in existence for more than three years, $2 million; or

o our average revenues during the previous three years are at least $6 million.

This means, for instance, that if our Series A preferred stock were to drop in price below $5 per share it would probably be considered a penny stock. Penny stocks are subject to an extensive series of disclosure obligations and sales practice requirements on brokers. These rules would restrict the ability of brokers to find buyers, which would restrict your ability to sell shares in the secondary market.

Because the offering price of our Series A preferred stock was determined without considering assets, earnings, book value or any other objective standard of value, our share price may not be supported by the market.

The offering price of $8.75 per share was determined by us and by our underwriter, Civilian Capital, and was based upon the amount of capital projected to make the Film, without considering assets, earnings, book value or any other objective standard of value. As a result, there may be insufficient information for buyers in the market to determine a fair trading price and our investors may be unable to resell their shares for more than the offering price even if our operating results are eventually positive.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are at 2312 Lorenzo Dr., Los Angeles, California 90068 and occupy approximately 250 square feet. We rent this space from Apologetic Productions, a motion picture development company owned by Ms. Lynn. We pay $100 per year to rent this space and the lease will continue until terminated by either party in writing by giving 30 days notice.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any pending litigation, legal proceedings or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Neither our common stock nor our Series A preferred stock is listed or quoted at the present time. If the initial public offering of our Series A preferred stock is successfully completed, we plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our Series A preferred stock quoted on the OTC Bulletin Board. We plan to request that our Series A preferred stock trade under the symbol, if available, "BILLY". There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed that approval would be granted so that our securities would be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our Series A preferred stock will ever develop.

As of April 13, 2004, we had six beneficial holders of our common stock and no holders of our Series A preferred stock.

We do not intend to pay dividends for the foreseeable future.

We have no equity compensation plans in effect as of April 13, 2004.

In October 2002, we issued 108 shares of our common stock to our three initial directors in connection with the formation of our company. We received nominal consideration of $2.00 per share (an aggregate of $216.00). The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), under the provisions of Section 4(2) and under SEC Regulation D, as it was not a transaction involving a public offering.

In December 2002, the directors and stockholders of our Company approved the Amended and Restated Certificate of Incorporation, pursuant to which the number of authorized shares of common stock would be increased to 900,000 shares, with a par value of $0.001 per share, and a new class of 954,000 shares of Series A Preferred Stock, par value $0.001 per share, was authorized. The directors and stockholders also approved the automatic conversion of each of the 108 previously issued shares of common stock into 2,000 shares, par value $0.001 per share (an aggregate of 216,000 shares) upon the filing of the Amended and Restated Certificate of Incorporation (the "Recapitalization"), which occurred on February 27, 2003.

In December 2002, the directors and stockholders also approved the issuance of an additional 684,000 shares of common stock, subject to the filing of the Amended and Restated Certificate of Incorporation, in connection with the formation of our Company. The shares were issued following the recapitalization for nominal consideration equal to par value per share (an aggregate of $684) to two of the Company's directors who will act as our management team and a third person who is the director of the Film to be produced by the Company. The issuance of the shares was exempt from registration under the Securities Act under the provisions of Section 4(2), as not being a transaction involving a public offering.

In August 2003, a new board member was added and one of the initial directors sold, for $0.001 per share, 36,000 shares of common stock (aggregate of $36.00) to the new member.

In October 2003 a member of our management team resigned from the positions of CEO and CFO and the Company subsequently filled his position with a new person. In connection with this restructuring of our management, and in accordance with certain provisions of our management's employment contracts, the former CEO/CFO sold 144,000 shares of common stock to the new CEO/CFO for $0.001 per share, (an aggregate of $144.00). Also in October 2003, the Company added another new board member. The former CEO/CFO sold 6,000 shares common to the new board member for $0.001 per share (an aggregate of $6.00). An initial director additionally sold 30,000 shares of common stock to the same new board member for $0.001 per share (an aggregate of $30).

The certificates representing the shares transferred in August and October 2003 have restrictive legends, and each of the purchasers of the shares has delivered to the Company a letter confirming his investment intent with respect to the shares acquired. In addition, the transferability of these shares, as is the case of all other shares of common stock issued and outstanding and held by the founders of the Company and its directors, will be limited for a period of up to four years following the closing of the Company's public offering of its Series A preferred stock, in accordance with the terms of the Promotional Shares Escrow Agreement. Accordingly, the sale and transfer of these shares in August 2003 and October 2003 were exempt from registration under the Securities Act because they constituted private resales effected in a manner similar to a private placement by the Company, and therefore came within what is characterized as the "Section 4 1/2 exemption" under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our company, Billy Dead, Inc. was formed in September as a Delaware corporation. Billy Dead, Inc. plans to develop, produce, edit and market a feature-length motion picture tentatively titled "Billy Dead" (the "Film"). Billy Dead, Inc. is in the development stage as its activities to date have consisted primarily of organizational activities, such as issuing stock to the directors and founders, establishing a line of credit and preparing for an initial public offering of our Series A preferred stock.

Ability to Continue as a Going Concern

Our financial statements, which are a part of this Form 10-KSB, have been presented assuming that we will continue as a going concern. As more fully described in Note 2 of our financial statements, our liquidity has been adversely affected by significant losses from operations. We reported net losses of $60,811 and $10,418 for the years ended December 31, 2003 and 2002, respectively. Additionally, there is a stockholders' deficit of $70,329 at December 31, 2003.

Plan of Operation

Status of Public Offering of Securities. On November 12, 2003, our registration statement (#333-104620) for the sale of 900,000 shares of Series A preferred stock was declared effective by the Securities and Exchange Commission. A significant number of news articles followed, some of which contained information inconsistent with the public offering prospectus (the "Prospectus"). In order to reduce the risk of investors' possible reliance on these news articles, we stopped our offering on December 8, 2003 and allowed a "cooling off" period of several weeks to pass. Our underwriter, Civilian Capital, refunded to investors all proceeds for shares purchased then held in escrow.

After stopping the offering we did not accept requests from customers to purchase shares, and only started doing so again after the post-effective amendment to the Registration Statement was declared effective by the Securities and Exchange Commission on February 12, 2004. The offering is being underwritten by Civilian Capital on a best-efforts, all-or-none basis.

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

If all of the shares of Series A preferred stock are not sold within 90 days of February 12, 2004 -- or 180 days if we choose to extend the offering period -- the offering will be canceled and all monies received and held in escrow will be promptly returned to the subscribers with interest and without deductions. During the period of escrow subscribers will not be entitled to refunds of their subscriptions.



We presently do not have enough cash to satisfy future cash requirements. We will need a minimum of $265,759 for our cash requirements for the next 12 months. We intend to raise capital by the sale of our Series A preferred stock pursuant to an initial public offering of 900,000 shares at $8.75 per unit. With the proceeds of that offering, we intend to produce the Film. If we are unsuccessful in doing so, we may have to cease operations based on our current business plan.

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

Source of Revenue. After completing the Film, we intend to license it through domestic and international distribution channels, beginning with theatrical exhibition. We plan on making the Film available for home video and pay-per-view television approximately six months after theatrical release and for pay television approximately one after theatrical release.

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

Estimated Startup, Film Development and Offering Expenses

We are a development stage company and lack any historical operating income. As of the completion of this offering, assuming that this offering is completed within a reasonable time frame, we estimate that our expenses will be: (1) initial corporate startup costs of approximately $75,000; (2) film development costs of approximately $23,000; and (3) expenses associated with this offering of approximately $150,000, excluding the underwriting commission.

Future Results of Operation

Our future operating results will be subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

Revenue Recognition. In accordance with industry practice and generally accepted accounting principles, we intend to recognize revenues from the theatrical distribution of the Film on the dates of exhibition. We intend to recognize revenues from home video distribution during the period the Film is available for retail sale.

Expense Recognition. In accordance with industry practice and generally accepted accounting principles, we intend to initially capitalize the production costs of the Film. We will then amortize these production costs based upon the following ratio:

o     the revenue earned in a given period; compared to

o     our projections of the total revenues the Film may eventually realize.

We expect that the Film will generate the majority of its revenues within two years of its initial release, after exhibition in theatrical, home video and DVD, pay television and pay-per-view markets. Therefore, a majority of its production costs will have been amortized.

The commercial potential of the Film is impossible to predict. Therefore, it is impossible to predict Billy Dead, Inc.'s income or losses with any accuracy. We therefore intend to regularly review and revise our revenue projections, which may result in a change of either the rate at which we amortize our production costs, or a write-down of the Film as an asset.

The Film is more likely to report losses, particularly in the year of its release, by using this method of accounting for production costs. This is because, if we estimate that our revenues will ultimately fall short of our projections, we will immediately recognize substantial losses through increased amortization. However, if the Film is a success, profits will be recognized over our estimate of the Film's entire revenue stream. This may result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on our ability to generate revenues throughout the various distribution channels.

Termination Plans

The following section includes brief discussions of certain U.S. federal tax issues that may result from a decision to dissolve Billy Dead, Inc. We have not requested a ruling from the Internal Revenue Service, or IRS, on the tax consequences of owning our Series A preferred stock upon our dissolution. As a result, the IRS could disagree with portions of this discussion. You are urged to consult your own tax advisor with respect to the particular tax consequences of your ownership and disposition of our Series A preferred stock, including the effect of any state, local, foreign or other tax laws; or any changes in tax laws.

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

Liquidation of Assets. If we decide to dissolve, we anticipate having both tangible and intangible assets. Our tangible assets will consist of the Film's net proceeds, if any. Our intangible assets will consist of:

o any present or future rights to license the Film for distribution that we have retained or that will eventually revert back to us; and

o any present or future residual rights we have retained to license or assign the Film's copyrights and trademarks for use in connection with sequels, adaptations, novelizations, merchandising and other ancillary projects.

The first step in dissolving Billy Dead, Inc. will be to sell these intangible assets to a company that maintains a film library or is otherwise in the business of acquiring or managing residual interests in movies. We may sell our intangible assets for cash, stock in the acquiring company, or some combination of the two.

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

Distribution to Stockholders. The Delaware General Corporation Law and our articles of incorporation provide the manner in which our assets must be distributed on dissolution.

o First, dissolution must be approved by a vote of 50% of the outstanding shares of our capital stock, voting together as one class, where the holders of common stock have one vote per share and where the holders of Series A preferred stock have one-half vote per share.

o Second, we will pay any remaining obligations of Billy Dead, Inc., including any remaining contingent compensation, such as residual payments to creative guilds or "net participation" payments to creative participants.

o Third, we will be required to set aside an amount we believe is reasonably necessary to pay any known, pending or future claims against, or obligations of, Billy Dead, Inc. As far as we are aware there are no customary additional amounts (or percentages of assets) that movie production companies generally set aside upon dissolution. We therefore intend to set aside a reserve for taxes and further use our best judgment to determine if we should set aside any additional amounts.

o Fourth, we will make a distribution to the holders of our Series A preferred stock of up to $8.75 per share (the price at which we are selling shares of Series A preferred stock in this offering) less any cash previously distributed to such holders. If our remaining assets are insufficient to make this distribution, we will distribute these assets proportionately among the preferred holders.

o Fifth, if we make a full distribution of $8.75 to the Series A preferred stockholders and still have assets remaining for distribution, we will distribute 80% of these assets to the Class A preferred stockholders and 20% to the common stockholders.

If the warrants to be issued to Civilian Capital to purchase 54,000 additional shares of Series A preferred stock have been exercised by Civilian Capital prior to dissolution, the aggregate amount to be distributed to the holders of Series A preferred stock, which will equal 80% of the total amount to be distributed to the holders of all our capital stock, will be allocated among 954,000 outstanding shares of Series A preferred stock, rather than among only the 900,000 shares to be issued in this offering.

Cash flow distribution model. The following chart illustrates the possible cash flow we anticipate for Billy Dead, Inc. This is a simplified overview of a very complex process and does not take into account certain intricacies, such as tax laws, any residual payment obligations we may be required to pay creative guilds, or any amounts we will be required to set aside to pay any anticipated claims against Billy Dead, Inc. We cannot be certain that there will be any assets available for distribution to our Series A preferred stockholders if we decide to dissolve, or that any such distributions will allow our stockholders to recover the full amount of their investment.

Nonetheless, we feel it may be useful to potential purchasers of our Series A preferred stock to present the following flow-chart:

       -----------------------------------------------------------------
                                    Revenues
       -----------------------------------------------------------------
           Theatrical/      DVD/Video      Pay & Order      Other:
            Box Office   Sales & Rental     Television  *Non-Theatrical
                                                          *Ancillary
       -----------------------------------------------------------------
                                      Less
                                       |
                         ------------------------------
                               Distribution Costs
                         ------------------------------
                                        |
                         ------------------------------
                           Proceeds ("Gross Receipts")
                         ------------------------------
                                       |
                         ------------------------------
                                Billy Dead, Inc.
                         ------------------------------
                                       |
                                      Less
                                       |
                         ------------------------------
                             Film Costs, Corporate
                                Expenses & Taxes
                         ------------------------------
                                       |
                                  Reserve for
                                       |
             Distribute upon -------------------------
 -----------    dissolution    Series A Preference
  Series A  ---------------  of up to $8.75 per share
 (Investors)                 -------------------------
------------                              |
                                  Resulting in
                         ------------------------------
                             Adjusted Cash Balance
                          ("Adjusted Gross Receipts")
                         ------------------------------
                    62.5% reserve       37.5% Contingent Compensation
                         |                             |
                         |                      -----------------
                         |                      |                |
                         |                    (29%)            (8.5%)
                --------------------------      |                |
                 Shareholder Distributions  ------------    ---------
                --------------------------  Non-Founders     Founders
                   |                 |      ------------    ---------
                  80%   Distribute  20%
                   |      upon       |
                   |    dissolution  |
              -----------        ----------
                Series A           Common
              (Investors)        (Founders)
              -----------        ----------

Tax Consequences of a Liquidating Distribution. If we dissolve and completely liquidate Billy Dead, Inc., we intend to organize our liquidating distribution:
(1) as a tax free return of capital to our stockholders; and then (2) as taxable capital gains paid from our earning and profits.

A return of capital would be, in this case, a return of any portion of your $8.75 per share investment in our Series A preferred stock, which would therefore reduce the basis of your investment. In other words, any liquidating distributions you receive are not taxable until you have recovered the basis of your stock. After the basis has been reduced to zero, you must report the liquidating distribution as a capital gain. Whether you report the gain as a long-term or short-term capital gain depends on how long you have held the stock.

If the total liquidating distribution you receive is less than the basis of your stock of $8.75 you may have a capital loss. You can report a capital loss after receiving a final liquidating distribution that results in the redemption or cancellation of our Series A preferred stock.

Recent changes in tax laws may impact our decision as to whether we liquidate Billy Dead, Inc. or distribute our profits to stockholders through alternate mechanisms, such as dividends. We intend to make this decision based upon our consideration of then current tax laws. Regardless of our decision, our strategy will be to return capital to our stockholders while minimizing the tax consequences of such a return.

ITEM 7.   FINANCIAL STATEMENTS

                                BILLY DEAD, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report .............................................   29
Balance Sheet ............................................................   30
Statements of Operations .................................................   31
Statements of Stockholders' Deficit ......................................   32
Statements of Cash Flows .................................................   33
Notes to Financial Statements ............................................   34

                             RAIMONDO PETTIT GROUP
               A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS

Independent Auditors' Report

To the Board of Directors
Billy Dead, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of Billy Dead, Inc. (a development stage company) (the "Company") as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended, and for the periods from inception (September 24, 2002) through December 31, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Billy Dead, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended and for the periods from inception (September 24, 2002) through December 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company will not commence operations, and therefore will not have the opportunity to generate any revenues, unless it raises the majority of its operating capital through an initial public offering of its Series A preferred stock. Since there is no certainty that such funds will be raised, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Raimondo Pettit Group

Torrance, California
April 9, 2004

                                Billy Dead, Inc.

                          (A Development Stage Company)

                                  Balance Sheet

                                                                  As of
                                                               December 31,
                                                                   2003
                                                               -------------
     Assets
          Current Assets
              Cash ...........................................   $   2,891
                                                                 ---------
         Total Current Assets ................................   $   2,891
         Other Assets
             Film Costs ......................................   $  19,485
         Deferred Offering Costs .............................   $ 173,054
                                                                 ---------
         Total Other Assets ..................................   $ 192,539
                                                                 ---------
     Total Assets ............................................   $ 195,430
                                                                 =========
     Liabilities
        Current Liabilities
             Line of Credit ..................................   $  50,000
             Accounts Payable and Accrued Expenses ...........   $  76,100
             Accounts Payable - Related Party ................   $ 139,659
                                                                 ---------
        Total Current Liabilities ............................   $ 265,759
     Commitments (Notes 7 & 8)
     Stockholders' Deficit
          Preferred Stock $0.001 par value, 954,000 shares
            authorized, none issued and outstanding ..........
            Liquidation preference: up to $8.75 per share,              --
            then 4:1 preference to common stock
          Common Stock $0.001 par value, 900,000 shares
            authorized, issued and outstanding ...............   $     900
          Deficit Accumulated During Development Stage .......   ($ 71,229)
                                                                 ---------
     Total Stockholders' Deficit .............................   ($ 70,329)
                                                                 ---------
     Total Liabilities & Stockholders' Deficit ...............   $ 195,430
                                                                 =========

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.

                          (A Development Stage Company)

                            Statements of Operations

                                                                  Period from      Period from
                                                                    Inception       Inception
                                                                  (September 24,  (September 24,
                                                   Year Ended        2002) to        2002) to
                                                   December 31,    December 31,    December 31,
                                                       2003            2002            2003
                                                   --------------------------------------------
Revenues ....................................              --              --              --
Operating Expenses:
      General and Administrative ............        $ 58,227        $ 10,418        $ 68,645
                                                     ----------------------------------------
Total Operating Expenses ....................        $ 58,227        $ 10,418        $ 68,645
                                                     ----------------------------------------
Operating Loss ..............................        ($58,227)       ($10,418)       ($68,645)
Other Expenses ..............................        ($ 2,584)             --         ($2,584)
                                                     ----------------------------------------
Net Loss ....................................        ($60,811)       ($10,418)       ($71,229)
                                                     ========================================

Basic and diluted loss per share ............         ($0.068)        ($0.025)        ($0.089)
                                                     ========================================
Weighted average number of shares outstanding         900,000         423,273         798,284
                                                     ========================================

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Deficit
  For the periods from inception (September 24, 2002) through December 31, 2003

                                                  Common Stock                          Total
                                                ---------------     Accumulated     Stockholder's
                                               Shares      Amount     Deficit      Equity (Deficit)
                                              -----------------------------------------------------
Balance at September 24, 2002 ............          --          --          --               --
Common stock issued to directors at $0.001
per share on September 24, 2002 ..........     216,000    $     21          --         $    216

Common stock issued to founders at $0.001
per share on December 1, 2002 ............     684,000    $    684          --         $    684

Net Loss .................................          --          --    ($10,418)        ($10,418)
                                              --------------------------------------------------

Balance at December 31, 2002 .............     900,000    $    900    ($10,418)        ($ 9,518)
                                              ==================================================

Net Loss .................................          --          --    ($60,811)        ($60,811)
                                              --------------------------------------------------

Balance at December,2003 .................     900,000    $    900    ($71,229)        ($70,329)
                                              ==================================================

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                  Period from     Period from
                                                                                                   Inception       Inception
                                                                                                  (September      (September
                                                                                  Year Ended      24, 2002) to    24, 2002) to
                                                                                   December       December 31,    December 31,
Cash flows from operating activities:                                              31, 2003           2002             2003
                                                                                  -----------     -----------     -----------
   Net Loss ..................................................................       ($60,811)       ($10,418)       ($71,229)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Change in Operating Assets and Liabilities:
      Film costs .............................................................       ($15,000)        ($4,485)       ($19,485)
      Accounts payable and accrued expenses ..................................    $    16,986     $     8,815     $    25,801
      Accounts payable - related party .......................................        $39,116          $6,088         $45,204
                                                                                  -----------     -----------     -----------

             Net cash used in operating activities ...........................       ($19,709)             --        ($19,709)
                                                                                  -----------     -----------     -----------

Cash flows from financing activities
Proceeds from sale of common stock ...........................................    $       900              --     $       900
Deferred offering costs ......................................................       ($28,300)             --        ($28,300)
                                                                                  -----------     -----------     -----------
              Net cash used by financing activities ..........................       ($27,400)             --        ($27,400)

Cash flows from financing activities:
Borrowings from Bank Line Of Credit ..........................................    $    25,000     $    25,000     $    50,000
                                                                                  -----------     -----------     -----------

Net cash provided by financing activities ...................................     $    25,000     $    25,000     $    50,000
                                                                                  -----------     -----------     -----------

Net (decrease) increase in cash ..............................................       ($22,109)    $    25,000     $     2,891
Cash at beginning of period ..................................................    $    25,000              --              --
                                                                                  -----------     -----------     -----------

Cash at the end of period ....................................................    $     2,891     $    25,000     $     2,891
                                                                                  -----------     -----------     -----------

Supplementary disclosure information:

 Non-Cash Financing Activities
         Common stock issued to directors ....................................             --     $       216     $       216
         Common stock issued to founders .....................................             --     $       684     $       684
         Amount due from stockholders ........................................             --     $       900     $       900
         Deferred offering costs .............................................    $   130,776     $    13,987     $   144,754

 Cash paid for interest ......................................................    $     2,583              --     $     2,583

 Cash paid for income taxes ..................................................    $       800              --     $       800

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.

                          (A Development Stage Company)

                         Notes to Financial Statements

1. BUSINESS AND ORGANIZATION

Billy Dead, Inc. was formed in September 2002 as a Delaware Corporation. Billy Dead, Inc. plans to develop, produce, edit and market a feature-length motion picture tentatively titled "Billy Dead" (the "Film"). Billy Dead, Inc. is in the development stage as its activities to date have consisted primarily of organizational activities, such as issuing stock to the directors and founders, establishing a line of credit and preparing for an offering of preferred stock (the "offering").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - going concern

Billy Dead, Inc.'s financial statements have been presented on a going concern basis. Billy Dead, Inc.'s ability to continue as a going concern is contingent upon raising the majority of its operational capital through an initial public offering of Series A preferred stock (the "Offering"). Certain of Billy Dead, Inc.'s agreements, such as the underwriting agreement executed by Billy Dead, Inc. upon the effectiveness of the Registration Statement for the Offering, contain provisions stating that Billy Dead, Inc.'s obligations concerning initial operating expenses and fund raising costs will transfer to other parties if the Offering is not successful (see significant agreements and commitments
Note 7). Additionally, future commitments as described in Note 7 will not be incurred if the Offering is not successful. As a result, many of Billy Dead, Inc.'s current and anticipated obligations are contingent upon the successful completion of the Offering, and if the Offering is not successful minimal obligations will remain with Billy Dead, Inc. In this event, Billy Dead, Inc. plans to settle these minimal obligations and dissolve. No adjustments have been made to the accompanying financial statements to provide for this uncertainty or a liquidation basis of accounting.

Use of Estimates

Management of Billy Dead, Inc. has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets, which range from three to five years, using the straight-line method. As of December 31, 2003, no property or equipment had been acquired.

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

Costs for the Film included certain legal expenses relating to the Film's copyright and intellectual property issues, totaling $19,485 at December 31, 2003. Civilian Pictures, the parent company of the underwriter, has paid $4,485 of these fees. Billy Dead, Inc. intends to reimburse Civilian Pictures for these expenses upon the completion of the Offering.

Deferred Offering Costs

Costs associated with Billy Dead, Inc.'s initial public offering of its Series A Preferred stock, including legal expenses, filing fees, etc., have been capitalized as the stock has not yet been issued. These costs totaled $173,054 at December 31, 2003, and will be offset against additional paid in capital when the stock is issued.

Income taxes

Billy Dead, Inc. accounts for income taxes using the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards (i.e. temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date. As of December 31, 2003 and 2002, there were no net temporary differences and therefore no deferred income taxes recognized.

Revenue Recognition

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Billy Dead, Inc. adopted the SAB 101 from inception in September 2002. As of December 31, 2003 and 2002, there was no revenue to be recognized.

In accordance with industry standard practice and accounting principles generally accepted in the USA, Billy Dead, Inc. intends to recognize revenues from the theatrical distribution of the Film on the dates of exhibition. Billy Dead, Inc. intends to recognize revenues from home video distribution during the period that the Film is available for retail sale.

Cash and Cash Equivalents

Billy Dead, Inc. considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items.

Comprehensive Income

Comprehensive income is defined as net income as adjusted for changes to equity resulting from events other than net income or transactions related to an entity's capital structure. Comprehensive income equaled net income for the periods presented.

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

                                                                                       Period from
                                                                                         Inception      Period from Inception
                                                                     Year Ended        (September 24,  (September 24, 2002)
                                                                  December 31, 2003  2002) to December  to December 31, 2003
                                                                                         31, 2002
Numerator:

      Net loss ..............................................          ($60,811)          ($10,418)          ($68,645)
      Loss available to common stockholders .................          ($60,811)          ($10,418)          ($68,645)
                                                                      =========          =========          =========

Denominator:
      Weighted average shares outstanding ...................           900,000            423,273            798,284
                                                                      =========          =========          =========
      Basic and diluted loss per share ......................          ($ 0.068)           ($0.025)           ($0.089)
                                                                      ---------          ---------          ---------

3. LINE OF CREDIT

In December 2002, Billy Dead, Inc. established a line of credit with a bank in the amount of $50,000. A promissory note executed by Billy Dead, Inc. bears a variable interest rate based on the bank's prime rate plus 1%, but shall not be less than 6%, which was the rate as of December 31, 2003. Accrued interest is due monthly and the note matures on June 30, 2004, at which time all outstanding principal and unpaid accrued interest is due. The note is guaranteed by Peter McDonnell, the Chief Executive Officer of Civilian Capital, Billy Dead, Inc.'s underwriter with respect to the Offering (see related party transactions Note
10). Billy Dead, Inc. intends to repay the line of credit from the proceeds of the public offering of preferred stock or remove Mr. McDonnell as the guarantor upon completion of the initial public offering. As of December 31, 2003, $50,000 had been drawn from the line of credit

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2003:

                   Accrued  Compensation ....         $25,001
                   Accrued Legal ............         $30,799
                   Accrued Accounting .......         $20,300
                                                      -------
                   Total Accounts Payable and
                      Accrued Expenses:               $76,100
                                                      =======

5. CAPITALIZATION

Billy Dead, Inc. initially sold a total of 108 shares of common stock, no par value, at an aggregate price of $216 ($2 per share) to its Directors. On December 1, 2002, Billy Dead, Inc.'s Board of Directors and Stockholders approved a 2000 to 1 stock split, resulting in the 108 issued shares splitting into 216,000 shares valued at $0.001. The Board also increased Billy Dead, Inc.'s authorized common stock to 900,000 shares with a par value $0.001. In addition, the Board and Stockholders approved the creation of 954,000 shares of Series A preferred stock, which are the securities to be offered for sale in the Offering. In February , Billy Dead, Inc. filed a Restated Charter with the Secretary of State of Delaware, putting into effect the aforementioned Board resolutions.

The Company's Registration Statement

On November 12, 2003, Billy Dead, Inc.'s registration statement (#333-104620) for the sale of 900,000 shares of Series A preferred stock was declared effective by the Securities and Exchange Commission. On December 9, 2003, Billy Dead, Inc. filed a post-effective amendment whereby the offering of securities pursuant to this registration statement was stopped. All proceeds for shares purchased that were held in escrow were returned by the escrow agent to the investors' accounts.

After a "cooling-off" period of several weeks, the registration statement was ultimately declared effective by the Securities and Exchange Commission on February 12, 2004.

6. STOCKHOLDERS EQUITY (DEFICIT)

Common Stock

In connection with various employment agreements entered into by Billy Dead, Inc. in December 2002, Billy Dead, Inc. agreed to sell to various members of Billy Dead, Inc.'s management team and the Film's production staff an aggregate of 684,000 shares of common stock for an aggregate purchase price of $684. These agreements, together with agreements entered into with each of Billy Dead, Inc.'s three Directors, effectively provide that all 900,000 shares of Billy Dead, Inc.'s authorized common stock held by the Directors and founders have been issued subject to the payment of $0.001 per share and the continued service of each individual shareholder, whether as a member of Billy Dead, Inc.'s management team, Board of Directors, or the Film's production staff (see significant commitments and agreements Note 7). Billy Dead, Inc. has buy-back agreements included within each of these agreements, stipulating that if a holder of Billy Dead, Inc.'s common stock resigns or is terminated for cause (in the case of employment agreements), or ceases to be a Director (other than as a result of being replaced by a stockholder vote), a portion of their shares are subject to Billy Dead, Inc.'s right to re-purchase at their then fair market value, as determined by the board of directors and ratified by a majority of the outside directors.

Each share of common stock entitles its holder to one vote on all matters to be voted upon by stockholders. Once a liquidation preference of $8.75 per share has been paid out to the holders of Series A preferred stock, holders of common stock as a class will receive one-quarter of the aggregate amount of any dividends that Billy Dead, Inc.'s Board of Directors may declare on the Series A preferred stock. In the event of Billy Dead, Inc.'s liquidation, the holders of its common stock will share ratably with the Series A preferred stock in a ratio of 1:4, with the entire class of common stock receiving an aggregate of $1 for every $4 of aggregate value distributed to the entire class of Series A preferred stock in all assets remaining after payment of liabilities, including any contingent compensation such as guild residuals or customary "net profit participations" (see contingent compensation Note 8) and any liquidation preference of the Series A preferred stock that may be outstanding. The common stock has no pre-emptive rights, conversion rights or other subscription rights, or redemption or sinking fund provisions.

Preferred Stock

The Board has authorized but not issued 954,000 shares of Series A preferred stock. Billy Dead, Inc. is selling 900,000 shares of this Series A preferred stock in the Offering at a price of $8.75 per share. The additional 54,000 shares of Series A preferred stock are reserved for issuance upon the exercise of a warrant to be issued to the underwriter upon the successful conclusion of the Offering.

Each share of Series A preferred stock entitles its holder to one half vote on all matters to be voted on by stockholders. Series A preferred stock is not convertible into common stock. The holders of the Series A preferred stock will have a preference at liquidation equal to the issuance price of $8.75 per share. Billy Dead, Inc.'s remaining assets, if any, would be distributed ratably to both the Series A preferred and the common stockholders in a ratio of 4:1, with each share of Series A preferred stock receiving $4 (or an aggregate of 80% of these assets) in value for every $1 (or an aggregate of 20% of these assets) of value distributed to a share of common stock.

7. SIGNIFICANT AGREEMENTS AND COMMITMENTS

Board of Directors

The original three Directors of Billy Dead, Inc. initially purchased a total of 216,000 total shares (24% of the common stock outstanding), which they purchased for $0.001 per share for a total of $216. Mr. Ryan initially purchased 114,000 shares for $114. Mr. Young initially purchased 72,000 shares for $72 and owns 36,000 shares as of August 15, 2003 after transferring 36,000 shares to a new board member. Ms. Lynn initially purchased 30,000 shares for $30. Billy Dead, Inc. has the right to repurchase all of these shares from each Director at their then fair market value, as determined by the board of directors and ratified by a majority of the outside directors, at any time prior to the successful completion of the Offering if such Director ceases to be a board member during that period. Of these shares, 75% may be repurchased at any time prior to the first anniversary of the completion of the Offering if the Director ceases to be a board member during that period. Of these shares, 50% may be repurchased between the first and second anniversary of the completion of the Offering if the Director ceases to be a board member during that period. Billy Dead, Inc. shall not have any repurchase rights, however, if a Director ceases to remain a member of the board as a result of a stockholder vote (other than removal for "cause"). After the second anniversary of the successful completion of the Offering, Billy Dead, Inc. no longer has any repurchase rights for a Director's shares.

Billy Dead, Inc. will also reimburse all of the Directors for reasonable out-of-pocket expenses incurred to attend board or committee meetings. As of December 31, 2003 and December 31, 2003, no out-of-pocket expenses had been charged to Billy Dead, Inc.

Chief Executive Officer and Chief Financial Officer

In October 2003, Charles Ryan resigned from his position as CEO/CFO of Billy Dead, Inc., and sold 144,000 shares initially purchased by him in connection with his agreement to serve as our CEO/CFO to Peter Fuhrman, the Company's current CEO/CFO. Mr. Ryan remains on the board of directors and the audit committee. In October 2003 Peter Fuhrman, who joined the board of directors for Billy Dead, Inc. in August 2003, entered into an agreement with Billy Dead, Inc. to serve as the Chief Executive Officer and Chief Financial Officer (CEO/CFO). In compensation for his duties as CEO/CFO, Billy Dead, Inc. has agreed to pay Mr. Fuhrman cash compensation of $150,000 ratably over a three year term commencing with the completion of this offering. If Mr. Fuhrman's three year term ends prior to its full-length, subject to certain exclusions such as being terminated for "cause", all remaining cash compensation shall be accelerated and paid.

In connection with Mr. Ryan's resignation, the Company agreed to pay to him $25,000 upon the completion of the Company's initial public offering in recognition of his work during the Company's formative period and in connection with the initial public offering. Mr. Ryan has also retained his right to receive 1% of the "adjusted cash balances" as contingent compensation. At the same time, Mr. Ryan sold 6,000 shares of common stock and Ms. Lynn sold 30,000 shares of common stock to the Company's new director, Peter Read.

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

Producer

Julie Lynn is serving as Vice President, Secretary and Board Member for Billy Dead, Inc. Ms. Lynn is receiving no compensation for her duties as the Secretary or Vice President and Billy Dead, Inc. has no agreement in place with Ms. Lynn concerning these duties.

On December 1, 2002, Billy Dead, Inc. entered into a Production Services Agreement with Julie Lynn to act as Producer on the Film (Producer Agreement), providing that she will produce the Film in exchange for cash consideration of $150,000 and a contractual contingent compensation arrangement equaling % of the "adjusted cash balances" of Billy Dead, Inc. (see contingent compensation Note
8). Additionally, Ms. Lynn purchased 270,000 shares of common stock in connection with this agreement for $270. When combined with the 30,000 shares Ms. Lynn purchased in connection with her agreement to serve as a Director of Billy Dead, Inc., she owns 300,000 total shares of common stock (33.3% of the common stock outstanding).

Ms. Lynn will receive 20% of her cash compensation no later than the completion of pre-production, 60% no later than the completion of principal photography, 10% no later than the completion of post-production and 10% no later than the delivery of the final version of the Film. If Ms. Lynn resigns as Producer of the Film or is terminated by Billy Dead, Inc. for "cause" prior to the completion of her duties as the Film's producer a portion of her contingent compensation arrangement will be subject to forfeiture and a portion of her 270,000 shares of common stock will be subject to re-purchase at their then fair market value, as determined by the board of directors and ratified by a majority of the outside directors. Ms. Lynn's cash compensation, including her contingent compensation, will be paid to her film production company, Apologetic Productions.

Director

On December 1, 2002, Billy Dead, Inc. entered into a Production Services Agreement with Keith Gordon to act as Director on the Film (Director Agreement), providing that he will be responsible for directing the Film, revising the script as needed, performing in the Film as needed, supervising editing in his capacity as the Film's director, and assisting in the promotion of the Film upon its release. In consideration for his efforts, he will receive cash consideration of $250,000 and a contractual contingent compensation arrangement equaling % of the "adjusted cash balances" of Billy Dead, Inc. (see contingent compensation Note 8). Additionally, Mr. Gordon purchased 270,000 shares of common stock in connection with this agreement ( of Billy Dead, Inc.'s outstanding common stock) for $270.

Mr. Gordon will receive 20% of his cash compensation no later than the completion of pre-production, 60% no later than the completion of principal photography, 10% no later than the completion of post-production and 10% no later than the delivery of the final version of the Film. If Mr. Gordon resigns as the Film's director, or is terminated by Billy Dead, Inc. for "cause" prior to the completion of his duties as the Film's director a portion of his cash compensation will be reduced, a portion of his contingent compensation will be subject to forfeiture and a portion of his 270,000 shares of common stock will be subject to re-purchase at their then fair market value, as determined by the board of directors and ratified by a majority of the outside directors. Mr. Gordon's cash compensation, including his contingent compensation, will be paid to his creative services company, Sidetracked Productions.

Underwriting Agreement & Warrants

Billy Dead, Inc. executed an underwriting agreement with Civilian Capital on November 12, 2003, the original effective date of the Company's registration statement and prior to its stopping of its sales efforts on December 8, 2003, providing that Civilian Capital will use its best efforts to sell the securities included in the Offering on behalf of Billy Dead, Inc. Billy Dead, Inc. amended this agreement on or near the effective date of the post-effective amendment permitting the re-starting of the sales efforts for the Billy Dead, Inc. IPO. Under the terms of this agreement, if all of the shares are sold, the underwriter shall be entitled to receive as compensation a commission of 7%.

In connection with the Underwriting Agreement, Billy Dead, Inc. has also agreed to issue to the underwriter, upon the completion of this Offering, warrants to purchase up to an aggregate 54,000 shares of Series A preferred stock, $0.001 par value. The warrants will become exercisable on the first anniversary of their issuance and will expire on the fifth anniversary.

Information relating to the warrants which Billy Dead, Inc. will be obligated to issue (if it enters into the Underwriting Agreement and if the Offering is completed) is summarized by exercise price as follows:

                              Warrants to be Issued
                         (if the Offering is completed)
                                               Exercise Price
                      Shares                     Per Share
                      ------                     ---------
                      18,000                       $ 9.19
                      18,000                       $ 9.63
                      18,000                       $10.06

The warrant shares to be issued upon exercise of the Underwriter's Warrants will be identical in all respects to the Series A preferred shares. The warrants contain anti-dilution provisions providing for the adjustment of the number of shares issuable upon exercise in certain circumstances, as well as the exercise price. The warrants grant to the holder and to the holders of the underlying Series A preferred stock certain rights of registration of the shares of Series A preferred stock. The underwriter will pay to Billy Dead, Inc. on the Closing Date of the Offering the purchase price of $0.001 per Underwriter's Warrant (an aggregate price of $54).

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

Civilian Pictures

Civilian Pictures (see related party transactions Note 10), an affiliate of the underwriter of the Offering, has agreed to pay certain actual, out-of-pocket set up, operating and offering related expenses on behalf of Billy Dead, Inc., and Billy Dead, Inc. has agreed to repay Civilian Pictures out of the proceeds of the Offering. These expenses relate to license fees, legal and accounting services, entertainment legal matters, blue sky legal matters, postage, and other fees related to the corporate establishment and initial maintenance of Billy Dead, Inc., and certain marketing expenses, such as web site development.

Expenses incurred by Civilian Pictures on behalf of Billy Dead, Inc. total $139,659 at December 31, 2003, of which $119,593 was incurred during 2003 and $20,066 during 2002. The expenses include offering costs, corporate start-up expenses, and the payment of certain legal expenses relating to the Film's copyright and intellectual property issues, totaling $4,485, which Billy Dead, Inc. has included as a film production cost (see summary of significant accounting policies Note 2). If the Offering is not successfully completed, Billy Dead, Inc. has no obligation to reimburse Civilian Pictures for these expenses.

Lease of Corporate Offices

In January 2003, Billy Dead, Inc. entered into a lease (the "Lease") with Apologetic Productions, a related party controlled by Julie Lynn, a Director and officer of the Corporation, providing, among other things, for the Corporation's rental of 250 square feet of office facilities at 2312 Lorenzo Dr., Los Angeles, California at a rate of $100 per year. This Lease was entered into in January 2003 and can be terminated by either party upon a 30 day written notice.

Option on the Novel

In April 2003, Billy Dead, Inc. purchased an option to acquire the motion picture rights to the novel "Billy Dead" from a third party for $10,000. The agreement states that if Billy Dead, Inc. proceeds with production of the Film, Billy Dead, Inc. can exercise this option and acquire the motion picture rights to the novel for an additional fee based upon a percentage of the actual budget of the Film, and a negotiated portion of the 37.5% of Billy Dead, Inc.'s "adjusted cash balances" set aside for creative Participants (see contingent compensation Note 8). The ultimate fee we will be required to exercise this option and purchase the underlying rights is included in the above the line portion of our production budget.

Option on the Screenplay

In April 2003, Billy Dead, Inc. purchased an option to acquire the rights to the screenplay "Billy Dead" from a third party for $1. The agreement states that if Billy Dead, Inc. proceeds with production of the Film, Billy Dead, Inc. can exercise this option and acquire the motion picture rights to the screenplay for an additional flat fee and a negotiated portion of the 37.5% of Billy Dead, Inc.'s "adjusted cash balances" set aside for creative Participants (see contingent compensation Note 8). The ultimate fee we will be required to exercise this option and purchase the underlying rights is included in the above the line portion of our production budget.

In connection with Billy Dead, Inc.'s acquisition of the underlying rights to the screenplay, Billy Dead, Inc. also obtained a release agreement from a third party for $5,000. There are no additional fees or option costs associated with this release.

8. CONTINGENT COMPENSATION

Billy Dead, Inc. intends to enter into contingent compensation arrangements with members of the Film's production staff in the form of "net profit participations" customary in the film industry. These net participations are typically based upon adjusted cash balances of a company or film production determined through negotiations between the participants. A percentage of these "adjusted cash balances" are paid out as contingent compensation for creative participants in a motion picture production. On December 1, 2002 the board authorized Billy Dead, Inc. to enter into net participation arrangements with Charles Ryan, Keith Gordon and Julie Lynn for a total of 8.5% of Billy Dead, Inc.'s adjusted cash balances, which the board defined as 8.5% of Billy Dead, Inc.'s net revenues (to be calculated in accordance with industry standards), and further authorized the producers to enter into net participation arrangements for an additional 29% of Billy Dead, Inc.'s net revenues (to be calculated in accordance with industry standards), for an aggregate of 37.5% of Billy Dead, Inc.'s net revenues, to be further defined, negotiated and issued at the discretion of the Film's Producers, Julie Lynn and Keith Gordon. As of December 31, 2003, no net participation agreements had been formalized with any persons other than Mr. Gordon, Ms. Lynn and Mr. Ryan (see significant commitments and agreements Note 7).

Calculation of "Adjusted Cash Balances"

The net participation arrangements that Billy Dead, Inc. has entered into are based upon the defined "producer's net profits" or the defined "adjusted gross receipts" of Billy Dead, Inc. "Adjusted gross receipts" of Billy Dead, Inc. is equivalent to Billy Dead, Inc.'s "adjusted cash balances". "Producer's net profits" is defined as 50% of "adjusted gross receipts". Billy Dead, Inc. will derive its "adjusted cash balance" based upon these definitions. For the purpose of clarity, Billy Dead, Inc. has used the phrase "adjusted cash balances" throughout this document.

Billy Dead, Inc. will calculate net participation obligations as 37.5% of Billy Dead, Inc.'s "adjusted cash balances", which will equal the after-tax net income received by Billy Dead, Inc. in connection with the Film, after first taking into account the liquidation preference of $8.75 per share to the holders of Billy Dead, Inc.'s Class A preferred stock (who are providing financing for the Film through the Offering) and also taking into account a reserve for foreseeable contingent liabilities.

9. INCOME TAXES

At December 31, 2003, Billy Dead, Inc. had a combined federal and state deferred tax asset of approximately $28,000 relating to approximately $71,000 in organizational expenses, which are capitalized for tax purposes. This entire deferred tax asset has been offset by a valuation allowance for the full amount. There were no other deferred tax assets or liabilities, nor any other provision for income taxes at December 31, 2003 and 2002.

10. RELATED PARTY TRANSACTIONS

Civilian Pictures, Inc., the parent company of the underwriter of the Offering, has granted options to purchase shares of its common stock to Keith Gordon, who is serving as the Director of the Film, and Julie Lynn, who is serving as the Vice President and Secretary of Billy Dead, Inc. and the Producer of the Film. The amount of the options granted, if exercised, will amount to less than 0.5% of the outstanding common stock of Civilian Pictures. Brett Young, who is a member of Billy Dead, Inc.'s Board of Directors, the Audit Committee and the Compensation Committee, is a minority stockholder of Civilian Pictures. Mr. Young is not an employee or Director of Civilian Pictures and holds less than 5% of its outstanding shares. Civilian Pictures has advanced on behalf of Billy Dead, Inc. certain expenses related to this offering (see significant agreements and commitments Note 7).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors as of December 31, 2003, and their ages as of April 13, 2004, are as follows:

Name                                Age  Position
----                                ---  --------
Peter S. Fuhrman................    45   Chairman, Chief Executive Officer and
                                         Chief Financial Officer
Julie G. Lynn...................    36   Vice President, Secretary and Director
Peter M. Read...................    39   Director
Charles F. Ryan III.............    41   Director
Brett W. Young..................    39   Director

Peter S. Fuhrman became a member of our board of directors in August of 2003 and became our Chief Executive Officer, Chief Financial Officer and the Chairman of our board of directors in October 2003. Prior to this, Mr. Fuhrman served as the Chief Executive Officer of San Vicente Group, a venture capital and merchant banking corporation based in Los Angeles.In October 2001, Mr. Fuhrman organized and led a successful effort by the shareholders of San Vicente Group to replace management and several directors, and was then elected to serve as CEO. In addition to running all investment and financial operations of the company, Mr. Fuhrman devised and implemented new corporate governance procedures to increase board accountability at San Vicente. Mr. Fuhrman also supervised the distribution of a significant portion of San Vicente's cash assets to its shareholders. San Vicente sued the former officers and directors for mismanagement and breaches of fiduciary duty. In connection with the litigation and to protect the interests of its shareholders and creditors, San Vicente commenced a Chapter 11 proceeding in bankruptcy in January of 2003. San Vicente Group emerged from Chapter 11 in December 2003. Previously in his career, Mr. Fuhrman served as a principal and board member of GVOX Inc, an entertainment computer hardware and software company with a range of proprietary, patent-protected products for the music composition and music education markets. Mr. Fuhrman's responsibilities included strategic alliances, fund-raising, mergers and acquisitions. Prior to this, between 1986 and 1995, Mr. Fuhrman worked in the US and Europe as a journalist and executive for Forbes Inc., a diversified publishing and media company. He ran Forbes Magazine's European editorial operations for three years, between 1992-1995, from Forbes' European headquarters in London. Mr. Fuhrman holds a BA degree, Summa Cum Laude, from Tufts University and a Masters degree from Cambridge University in the UK.

Julie G. Lynn, who has served as our Vice President, Secretary and member of our board of directors since our inception, has agreed to produce the Film. As the producer, Ms. Lynn will be primarily responsible for coordinating the logistical elements of production, such as hiring personnel; securing locations; contracting for production facilities; and managing the Film's schedule and budget.

Ms. Lynn's first film as an associate producer was the 1998 film "Still Breathing". Ms. Lynn then served as an associate producer on both "Kill the Man"
(1999) and "Twin Falls Idaho" (1999).

Ms. Lynn's films as a co-producer are the Emmy Award winning HBO film "Wit"
(2001), directed by Mike Nichols, and the drama "Joe and Max" (2002), produced for the Starz network. Ms. Lynn then supervised Production of the horse unit for Gary Ross's "Seabiscuit," which was produced by Universal Pictures, Dreamworks Entertainment and Spyglass Entertainment and was released in July of 2003. Ms. Lynn is producing "Fathers And Sons", which wrapped principal photography in the summer of 2003, and features an ensemble cast including Samantha Mathis, John Mahoney, Clea DuVall, and Bradley Whitford.

From 2001 until the present, Ms. Lynn has served as the President and Secretary of Apologetic Productions, Inc., a movie production company where she is the sole owner and manager. From June of 1999 until the present, Ms. Lynn has served as a partner in Mockingbird Pictures, a movie production company she co-founded with Charles Ryan. From March of 1996 until May of 1999, Ms. Lynn worked as the Vice President of Production for the Fresh Produce Company, a movie production company. From September of 1994 until March of 1996, Ms. Lynn developed movies as a Creative Executive at Mark Johnson Productions. Before working in film production, Ms. Lynn practiced law as the Director of Programming and the Arts for the non-profit Thomas Jefferson Center. Ms. Lynn received her J.D. from the University of Virginia's Law School, and a B.A. from its College of Arts and Sciences.

Peter M. Read became a member of our board of directors in October of 2003. Since January 2000, Mr. Read has run VoxPop, a venture capital services company which works with venture funds, corporate venture arms, and their respective portfolio companies in the "information, communication, and entertainment" sector, particularly in negotiating and structuring corporate financings and providing consultation on a number of key corporate strategy issues. During this same period, Mr. Read has also worked with Hoegh Capital Partners in providing similar consultative services. Prior to founding VoxPop, From September 1996 to December 1999, Mr. Read was president of VNU's Entertainment Information Group, which at the time comprised of National Research Group (NRG), Broadcast Data Systems, Entertainment Marketing Solutions and SoundScan. VNU is a $4 billion Dutch information services company which currently owns AC Nielsen and Nielsen Media Research. While at VNU, Mr. Read led VNU's acquisition of NRG and several other companies, served on the NRG Board and had direct responsibility for developing corporate growth strategy and new products.

Mr. Read has been a director at the Hollywood Stock Exchange (HSX) where he was responsible for the development of the HSX movie information business and has also served as an advisor to Launch/Yahoo on its music data business. He has served or is currently serving as an advisor or on the advisory boards of several entertainment-related companies including LivePlanet, YesterdayLand (JerseyFilms), KnitMedia/Knitting Factory, LicenseMusic, SimpleDevices, and Brilliant Digital Entertainment.

Mr. Read received his BA degree in Philosophy, Politics and Economics from Oxford University in 1985 and an MBA in 1990 (under a Louis Franck Scholarship) from INSEAD. Mr. Read also holds Institute of Bankers certification in Accountancy, Economics, Law, and Investment.

Charles F. Ryan III previously served as our Chief Executive Officer, Chief Financial Officer and the Chairman of our board of directors from our inception until October 2003, and continues to serve as a director and member of our audit committee. He resigned as an officer of our Company in October 2003 in order to pursue other career opportunities that would have conflicted with his ability to perform the duties of our CEO/CFO, and such resignation was not due to any disagreement with us, management or our Board of Directors. From June 1999 to present, Mr. Ryan has served as a partner in Mockingbird Pictures, a movie production company he co-founded with Julie Lynn. From February 2001 through March 2002, Mr. Ryan was a senior investment banker at Credit Suisse First Boston, where he was responsible for mergers and acquisitions across a number of industry segments including media and telecommunication, healthcare and general industrial. From July of 1999 through February 2001, Mr. Ryan was the Chief Financial Officer for IFILM, an Internet company with the largest library of on-demand film online. From June 1996 through March of 1999, Mr. Ryan was a Vice President at Goldman Sachs, specializing in corporate finance and mergers and acquisitions in the healthcare industry. Prior to that Mr. Ryan was in the mergers and acquisitions group at Morgan Stanley. Mr. Ryan received his MBA from the Anderson School of Management at UCLA and his B.S. from the McIntire School of Commerce at the University of Virginia.

Brett W. Young has served as a director since our inception. Mr. Young has been an independent financial consultant since 1996. In this capacity he has raised capital for various early-stage companies specifically in the information technology, healthcare technology and services, and financial services industries. From 1989 to 1996, Mr. Young was employed with HYY Group, a broker-dealer and asset management company located in New York City, as an analyst and portfolio manager. From 1986 to 1989, Mr. Young was employed as an analyst with Levy Harkins & Co., an asset management company located in New York City. Mr. Young is also a minority stockholder of Civilian Pictures, the parent entity of our underwriter. Mr. Young graduated from Rutgers College with a B.S. in Economics in 1986.

Other Key Personnel

Keith Gordon has agreed to direct the Film. As the director, Mr. Gordon will be primarily responsible for overseeing the creative elements of the filmmaking process such as acting, cinematography, set design and post-production.

Mr. Gordon began his professional life as an actor, appearing in leading roles in John Carpenter's "Christine"; Brian De Palma's "Dressed To Kill" and "Home Movies"; the hit comedy "Back To School"; as well as supporting roles in numerous films, including Bob Fosse's "All That Jazz". He simultaneously worked extensively in New York theater, both on and off Broadway.

Mr. Gordon then starred in, co-wrote and co-produced the independent feature "Static", which earned him the Best Actor award at the 1987 Madrid Film Festival.

In 1989, Mr. Gordon wrote and directed "The Chocolate War", adapting Robert Cormier's classic novel. Mr. Gordon received an IFP/Spirit Award nomination for best first feature.

Next, Mr. Gordon adapted and directed "A Midnight Clear" from the William Wharton autobiographical anti-war novel of the same name. The film starred Ethan Hawke and Gary Sinise and was listed in numerous year-end "10 best" lists. Mr. Gordon received his second IFP/Spirit Award nomination, this time for Best Screenplay.

In 1997, Mr. Gordon produced and directed "Mother Night", starring Nick Nolte, from the classic, blackly comic Kurt Vonnegut novel. It was named one of the 10 best films of the decade by critic David Sterrit of the Christian Science Monitor.

In 2000, Mr. Gordon's feature adaptation of Scott Spencer's mysterious, romantic novel "Waking the Dead" was released. It starred Billy Crudup and Jennifer Connelly, and was executive produced by Jodie Foster. The film received an IFP/Spirit award nomination for best screenplay, and was praised by the Los Angeles Times as "impressive and satisfying, a rich and provocative experience" and by the San Francisco Chronicle as "one of the most powerful romances of recent years."

In the summer of 2002, Mr. Gordon completed filming "The Singing Detective", starring Robert Downey Jr., Mel Gibson, Adrien Brody, Katie Holmes and Robin Wright-Penn. The movie is an update of the classic, surreal BBC series, adapted by the original writer -- the acclaimed Dennis Potter -- before his death. After the film debut at the 2003 Sundance Film Festival, Daily Variety Magazine commented: "Gordon again demonstrates the intelligent craftsmanship that marked such ambitious prior efforts as 'Mother Night,' 'A Midnight Clear' and 'The Chocolate War.'" Paramount Classics licensed the distribution rights for "The Singing Detective" in February 2003, which was released in October 2003.

Mr. Gordon has also directed several television pieces, including two segments of Oliver Stone's "Wild Palms" mini-series for ABC; an episode of Barry Levinson's "Homicide"; two episodes of Paul Attanasio's series "Gideon's Crossing"; an episode of Showtime's award-winning film-noir anthology series "Fallen Angels"; and two episodes of FOX's "Twilight Zone" style anthology series "Night Visions".

Mr. Gordon has worked for a variety of companies as a director, writer or producer, including Baltimore Pictures, Propaganda Films, Showtime Networks, The American Broadcasting Company, NBC Studios, Fine Line Features, New Line Cinema, Icon Entertainment, Warner Brothers Television, Touchstone Televisions, Gramercy Pictures, Egg Pictures and Polygram Pictures.

Ethan Hawke is acting as an executive producer for the Film and has indicated to us in writing his interest in playing the lead role of "Ray Johnson". As an executive producer, Mr. Hawke has been instrumental in developing the project, a role which is essentially over. However, we expect Mr. Hawke to continue to assist us by attracting additional name talent to the project and in marketing the Film. Mr. Hawke is co-founder and artistic director of the non-profit New York City theatre company Malaparte. He has directed the films "Straight to One" (1994) and "Chelsea Walls" (2001) and has written the novels "The Hottest State" and "Ash Wednesday".

Mr. Hawke made his film acting debut in 1985's "Explorers", but first gained audience attention in "Dead Poets Society" in 1989. Mr. Hawke has since acted in "Dad" (1989), "White Fang" (1991), "Mystery Date" (1991), "A Midnight Clear"
(1991), "Waterland" (1992), "Rich In Love" (1992), "Alive" (1993), "Reality
Bites" (1994), "White Fang 2" (1994), "Quiz Show" (1994), "Floundering" (1994),
"Before Sunrise" (1995), "Search And Destroy" (1995), "Gattaca" (1997), "Great Expectations" (1998), "The Newton Boys" (1998), "The Velocity Of Gary" (1998), "Joe The King" (1999), "Snow Falling On Cedars" (1999), "Hamlet" (2000), "Tell Me" (2000), "Waking Life" (2001), "Tape" (2001), and "Training Day" (2001) for
which he was nominated for an Academy Award for Best Supporting Actor. Mr. Hawke recently finished filming "Taking Lives" with Angelina Jolie and is currently working on a sequel to the Richard Linklater film "Before Sunrise".

Erwin Stoff has agreed to work with Mr. Hawke as an executive producer on the Film. As an executive producer initially developed the material, working with Mr. Hawke. Further, he will assist us on the casting arrangements for the Film, consult with us on production issues and help facilitate licensing the Film to distributors.

Mr. Stoff is a principal partner of 3 Arts Entertainment, a motion picture development and talent management company. As a manager, Mr. Stoff's clients include Mathew Broderick, Chris Rock, Ethan Hawke, and Keanu Reeves. He has also produced or co-produced "Bill & Ted's Bogus Journey" (1991), "Excessive Force"
(1993), "Picture Perfect" (1997), and "Sweet November" (2001).

Mr. Stoff's first motion picture as an executive producer was the 1986 Wes Craven-directed made-for-TV movie, "Casebusters". He has since executive produced "Loaded Weapon 1" (1993), "Chain Reaction" (1996), "Feeling Minnesota"
(1996), "The Devil's Advocate" (1997), "The Matrix" (1999), "Austin Powers - The Spy Who Shagged Me" (1999), "The Replacements" (2000), and "Hardball" (2001).

BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

The Company's directors serve three year terms and hold office until the third annual meeting of stockholders of the Company following their election to the Board and until their respective successors have been qualified and elected. Officers are elected by, and serve at the discretion of, the Board of Directors.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. The Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with.

COMMITTEES

In September 2002, the Board of Directors appointed Brett Young and Charles Ryan to the Audit Committee, and in October 2003 the Board further appointed Peter Read to the Audit Committee. The Audit Committee reviews the scope and results of the Company's financial statements conducted by the Company's independent auditors. The Committee also reviews the scope of other services provided by the Company's independent auditors, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, and auditing and financial controls. The Committee makes recommendations to the Board of Directors on the engagement of the independent auditors, as well as other matters that may come before it or as directed by the Board of Directors. Our Board of Directors has determined that Brett Young is an "audit committee financial expert" within the applicable definition of the Securities and Exchange Commission. Mr. Young and Mr. Read qualify as independent directors for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934.

In September 2002, the Board of Directors appointed Brett Young to the Compensation Committee, and in October 2003 the Board further appointed Peter Read to join Mr. Young on the Compensation Committee. The Compensation Committee makes decisions concerning matters of executive compensation; administers the Company's executive incentive plans; reviews compensation plans, programs and policies; and monitors the performance and compensation of executive officers. The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management.

CODE OF ETHICS

Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics.

ITEM 10. EXECUTIVE COMPENSATION

Billy Dead, Inc. was recently formed and none of our executive officers has thus far received any cash compensation for his or her roles as officers and directors of Billy Dead, Inc.

EMPLOYMENT AGREEMENTS

Peter Fuhrman. As compensation for serving as our Chief Executive Officer and Chief Financial Officer, Mr. Fuhrman will receive cash compensation of $150,000 to be paid ratably over a three year term commencing with the completion of this offering (which amounts to $50,000 per year), which is included in "Use of Proceeds" as a general and administrative expense. In the event that Mr. Fuhrman's three year term ends prior to its full-length, subject to certain exclusions such as being terminated for "cause", all remaining cash compensation shall be accelerated and paid.

Mr. Fuhrman purchased 144,000 shares of our common stock from Charles Ryan, our former Chief Executive Officer and Chief Financial Officer, for $144 in October of 2003. Together with the 36,000 shares Mr. Fuhrman purchased from Mr. Young in connection with his agreement to serve on our board of directors, his 180,000 total shares of common stock represent 20% of the common stock outstanding.

If Mr. Fuhrman resigns as our CEO and Chief Financial Officer, or is terminated by us for "cause", a portion of his 144,000 shares of common stock are subject to our re-purchase at their then fair market value, as determined by the board of directors and ratified by a majority of the outside directors.

The portion of his common stock subject to our repurchase is:

o     100% prior to the completion of this offering;

o     75% prior to the first anniversary of the completion of this offering;

o     50% prior to the second anniversary of the completion of this offering;
      and

o     25% prior the third anniversary of the completion of this offering.

After the third anniversary of the successful completion of this offering, or if we terminate Mr. Fuhrman's employment at an earlier date without cause, we will no longer have any repurchase rights for Mr. Fuhrman's shares.

Julie Lynn. In addition to serving as the unpaid Vice President and Secretary of Billy Dead, Inc., Ms. Lynn has entered into a production services agreement with us to serve as the Producer of the Film. As the Producer, Ms. Lynn will:

o continue her various pre-production efforts on behalf of the Film's development;

o     produce the Film;

o     supervise post-production in her capacity as the Film's producer; and

o     assist in the promotion of the Film upon its release.

Ms. Lynn will also lease office space to us at the cost of $100 per year through an arrangement with her production company, Apologetic Productions.

As compensation for her efforts as the Film's producer, Ms. Lynn will be paid:

o cash compensation of $150,000, which has been included in the "above-the-line" section of the Film's production budget;

o a right to contingent compensation equaling 3.75% of the "adjusted cash balances" of Billy Dead, Inc.

Ms. Lynn purchased 270,000 shares of our common stock for $270 in February of 2003, which represents 30% of the common stock outstanding.

Ms. Lynn will receive 20% of her cash compensation upon the completion of pre-production, 60% upon the completion of principal photography, 10% upon the completion of post-production and 10% upon the delivery of the final version of the Film. If Ms. Lynn resigns as Producer of the Film or is terminated by us for "cause" prior to the completion of her duties a portion of her contingent compensation interest is subject to forfeiture and a portion of her 270,000 shares of common stock are subject to our re-purchase at their then fair market value, as determined by the board of directors and ratified by a majority of the outside directors. The portion of her cash compensation, contingent compensation and common stock subject to forfeiture are:

o     100% prior to the completion of pre-production;

o     80% prior to the completion of principal photography;

o     20% prior to the completion of post-production; and

o     10% prior to the delivery of the final version of the Film.

Ms. Lynn's cash compensation, including her contingent compensation, will be paid through her film development company, Apologetic Productions.

Other Employment Agreements

Keith Gordon. In addition to being a founder of Billy Dead, Inc., Keith Gordon has entered into a production services agreement with us to serve as the director of the Film. As the director, Mr. Gordon will be responsible for:

o     directing the Film;

o     revising the script as needed;

o     performing in the Film as needed;

o     supervising post-production in his capacity as the Film's director; and

o     assisting in the promotion of the Film upon its release.

As compensation for his efforts as the Film's director, Mr. Gordon will be paid:

o cash compensation of $250,000, which has been included in the "above-the-line" section of the Film's production budget;

o a right to contingent compensation equaling 3.75% of the "adjusted cash balances" of Billy Dead, Inc.

Mr. Gordon purchased 270,000 shares of our common stock for $270 in February of 2003, which represents 30% of the common stock outstanding. Mr. Gordon will receive 20% of his cash compensation upon the completion of pre-production, 60% upon the completion of principal photography, 10% upon the completion of post-production and 10% upon the delivery of the final version of the Film. If Mr. Gordon resigns as Director of the Film or is terminated by us for "cause" prior to the completion of his duties a portion of his contingent compensation is subject to forfeiture and a portion of his 270,000 shares of common stock are subject to our re-purchase at their then fair market value, as determined by the board of directors and ratified by a majority of the outside directors. The portion of his contingent compensation and common stock subject to forfeiture are:

o     100% prior to the completion of pre-production;

o     80% prior to the completion of principal photography;

o     20% prior to the completion of post-production;

o        10% prior to the delivery of the final version of the Film.

Mr. Gordon's cash compensation, including his contingent compensation, will be paid to him through his creative services company, Sidetracked Productions, Inc., which we refer to in this annual report as Sidetracked Productions.

We believe that fees in our budget for Mr. Gordon and Ms. Lynn are consistent with standard compensation for a director or producer of a movie at this budget level and were on terms that were as favorable to us as those generally available from an unaffiliated third party. We also believe that the "net participations" we have arranged with them as contingent compensation and the terms relating to their forfeiture are customary for a movie at this budget level.

We have included forfeiture provisions as part of Mr. Gordon's and Ms. Lynn's cash and contingent compensation arrangements, as well as re-purchase arrangements for their common stock purchases, so that we will be able to retain and provide adequate incentive for a qualified substitute if either of them is unable to fulfill their obligations on behalf of Billy Dead, Inc.

Charles Ryan. Mr. Ryan entered into an employment agreement with us in December 2002 in connection with his employment as our Chief Executive Officer and Chief Financial Officer. The terms of that agreement are substantially similar to the employment agreement entered into by his successor Peter

Fuhrman, except that we had agreed to pay Mr. Ryan in additional to his annual compensation, an additional fee of $25,000 upon the successful completion of this offering and a right to contingent compensation equaling 1.0% of the "adjusted cash balances" of Billy Dead, Inc. as described in "The Company - Industry Compensation Arrangements." Following his resignation in October 2003 as an officer to pursue other career opportunities which would have conflicted with his ability to perform the duties of CEO/CFO (Mr. Ryan remains as a member of our Board of Directors), Mr. Ryan agreed to sell 144,000 shares of our common stock to Mr. Fuhrman, our new Chief Executive Officer and Chief Financial Officer, and 6,000 shares to Peter Read, a new director. Mr. Ryan has retained his right to receive 1% of the "adjusted cash balances" as contingent compensation. Finally, we agreed to pay him $25,000 upon the successful completion of this offering in recognition of his work during our formative period and in connection with this offering. That amount is included in the "Use of Proceeds" as a startup expense.

Mr. Fuhrman, Ms. Lynn, Mr. Gordon and Mr. Ryan's compensation arrangements and common stock purchase agreements have been reviewed and approved by our compensation committee and by our board of directors.

COMPENSATION OF DIRECTORS

Directors do not currently receive any compensation for their service as members of the board of directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Our Board of Directors is comprised of: three non-employee directors (Charles Ryan, Brett Young and Peter Read), along with two members of our executive team -- Chief Executive Officer and Chief Financial Officer, Peter Fuhrman, who also serves as Chairman; and our Vice-President, Secretary and the producer of the Film, Julie Lynn. One of our non-employee directors, Charlie Ryan, was formerly the Chief Executive Officer of the Corporation. Mr. Young and Mr. Read, the two non-employee directors who have never been employed by the Company, comprise the Compensation Committee. It is their responsibility to:

      o     Make decisions concerning matters of executive compensation;

      o     Administer the Company's executive incentive plans;

      o     Review compensation plans, programs and policies; and

      o     Monitor the performance and compensation of executive officers.

The goal of our Board of Directors executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management and other personnel necessary to produce the Film. The Board of Directors informal executive compensation philosophy (which applies generally to all management as well as to persons who will play key roles in producing the Film) considers a number of factors, which may include:

      o Providing levels of compensation for management and highly skilled production personnel competitive with companies at a comparable stage of development and film productions being produced at a similar budget level;

      o Integrating management's and key personnel's compensation with the achievement of performance goals;

o Maintaining an appropriate balance between base salary or fees paid out for contractors and performance-based compensation, with a higher proportion of compensation being performance-based.

The compensation structure of our executive officers and for key personnel who will be employed on the Film is based on competitive, market-based pay practices and generally includes a combination of base salary or fees combined with the potential for increasing value in common stock held by participants, or by virtue of "net participations" in the revenues generated by the Film. In setting compensation levels, the Board of Directors considers compensation practices typical in the motion picture industry for independent films produced at a similar budget level as the Film, and other practices and data that are believed to be generally comparable to the Company.

Base salary and fees paid to key personnel and contractors are targeted at customary levels within the motion picture production industry, primarily reflecting fees paid by single purpose companies formed to produce films at a similar budget level, or fees paid to key personnel for other films produced by persons involved with the Company. In the instance of our only paid officer, the Chief Executive Officer and Chief Financial Officer, his compensation is based on a subjective assessment of performance and the Company's needs.

Consistent with its belief that equity ownership and participation in our revenues by senior management and key production personnel is beneficial in aligning the interests of senior management and the persons producing the Film with those of the stockholders, we provide potentially significant long-term incentive opportunities to our senior management and key personnel working on the Film by holdings of our common stock or participations in our net revenues ("net participations"), thereby emphasizing the potential creation of long-term stockholder value. The Board of Directors considers the holding of common stock and grants of net participations to be an effective long-term incentive because neither have cash value unless the Film is successfully produced and exploited at a level which will increase the value of our Series A preferred stock. In permitting these stock purchases and grants for net participations, the Board of Directors considers its subjective assessment of our past financial performance and future prospects, a person's current level of ownership of the Common Stock or net participation grants, the period during which an executive officer or key participant has been in a key position with us, individual performance and competitive practices within other companies and films.

In order to further incentive management, our agreements with holders of the common stock to purchase shares typically include "buy back" clauses, which will allow the Company to re-purchase these shares at a nominal value if the holder does not perform their duties.

Net Profit Participations are contingent compensation arrangements with members of the Film's production staff customary in the film industry. These net participations are typically based upon adjusted cash balances of a company or film production determined through negotiations between the participants. A percentage of these "adjusted cash balances" are paid out as contingent compensation for creative participants in a motion picture production. On December 1, 2002 the board authorized Billy Dead, Inc. to enter into net participation arrangements with Charles Ryan, Keith Gordon and Julie Lynn for a total of 8.5% of Billy Dead, Inc.'s adjusted cash balances, which the board defined as 8.5% of Billy Dead, Inc.'s net revenues (to be calculated in accordance with industry standards), and further authorized the producers to enter into net participation arrangements for an additional 29% of Billy Dead, Inc.'s net revenues (to be calculated in accordance with industry standards), for an aggregate of 37.5% of Billy Dead, Inc.'s net revenues, to be further defined, negotiated and issued at the discretion of the Film's Producers, Julie Lynn and Keith Gordon. As of December 31, 2003, no net participation agreements had been formalized with any persons other than Mr. Gordon, Ms. Lynn and Mr. Ryan.

The net participation arrangements that Billy Dead, Inc. has entered into are based upon the defined "producer's net profits" or the defined "adjusted gross receipts" of Billy Dead, Inc. "Adjusted gross receipts" of Billy Dead, Inc. is equivalent to Billy Dead, Inc.'s "adjusted cash balances". "Producer's net profits" is defined as 50% of "adjusted gross receipts". Billy Dead, Inc. will derive its "adjusted cash balance" based upon these definitions.

Billy Dead, Inc. will calculate net participation obligations as 37.5% of Billy Dead, Inc.'s "adjusted cash balances", which will equal the after-tax net income received by Billy Dead, Inc. in connection with the Film, after first taking into account the liquidation preference of $8.75 per share to the holders of Billy Dead, Inc.'s Class A preferred stock (who are providing financing for the Film through the Offering) and also taking into account a reserve for foreseeable contingent liabilities.

By the Compensation Committee:

Brett Young

Peter Read

STOCK PRICE PERFORMANCE PRESENTATION

Neither our common stock nor our Series A preferred stock is currently quoted on any exchange or other quotation system.

STOCK OPTION PLANS

The Company has no stock option plan in place and does not intend to establish one.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our shares as of April 13, 2004. The information is provided with respect to:

o each person who beneficially owns more than 5% of the outstanding shares of our common stock, which is the only stock we have outstanding previous to this offering;

o     each member of our board of directors;

o     each of the named executive officers; and

o all members of our board of directors and executive officers as a group (3 persons).

Subject to community property laws where applicable, the named person has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned. The percentage of beneficial ownership for each stockholder is based on a total of 900,000 shares of common stock outstanding. The holdings of the persons listed below all are subject to certain rights Billy Dead, Inc. has to repurchase shares for nominal consideration in certain circumstances. We also list below the percentage of votes each person would have after the completion of this offering, assuming the issuance of 900,000 shares of Series A preferred stock and taking into account the fact that the Series A preferred stock possesses only one-half vote per share.

                                                 Common Shares                      % of Votes after
                                                  Beneficially          % of           completion of
Name of  Beneficial Owner                             Owned             Class            offering
-------------------------                             -----             -----            --------
       Peter S. Fuhrman ...................          180,000             20.0%             13.3%
          11925 Wilshire Boulevard, 3rd Fl
          Los Angeles, CA  90025
       Julie G. Lynn ......................          270,000             30.0%             20.0%
          2312 Lorenzo Dr.
          Los Angeles, CA 90068
     Charles F. Ryan III ..................          108,000             12.0%              8.0%
          220 Upper Terrace
          San Francisco, CA 94117
     Brett W. Young .......................           36,000              4.0%              2.7%
          5 Andrea Way
          Califon, NJ 07830
       Peter M. Read ......................           36,000              4.0%              2.7%
          c/o Seymour Taylor Accountants
          High Wycombe, England
Total Directors and Officers ..............          630,000             70.0%             46.7%
                                                    --------         --------          --------
     Keith G. Gordon ......................          270,000             30.0%             20.0%
          c/o  Dan Aloni
          United Talent Agency
          9560 Wilshire Blvd
          Beverly Hills, CA 90212
                                                    --------         --------          --------
Total .....................................          900,000            100.0%             66.7%
                                                    ========         ========          ========

Indemnification of Directors and Officers

      Our articles of incorporation and by-laws indemnify our directors and officers to the fullest extent permitted by Nevada corporation law. Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions described below, since we were formed there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which any director or executive officer of Billy Dead, Inc., any holder of more than 5% of any class of our voting stock, any member of the immediate family of any such person or any persons who might be deemed promoters of this offering has had (or will have) a direct or indirect material interest.

Past affiliated transactions were entered into on terms that were as favorable to us as those generally available from unaffiliated third parties and were ratified by Brett Young, who at that time was our sole outside director and who had no interest in these transactions. Additionally, our bylaws provide that any future transactions between us and any officer, director or holder of 5% of any class of our voting stock, or any member of the immediate family of any such person, including any loans to us from such persons or from us to such persons, will be on terms no less favorable than could be obtained by an unaffiliated third party and must be approved by a majority of the directors including a majority of the disinterested directors who had access, at our expense, legal counsel.

In October 2003, we restructured our management and board of directors by (1) retaining Peter Fuhrman, who had joined our Board of Directors in August 2003 to serve as an outside independent director, to serve as our Chief Executive Officer and Chief Financial Officer; and by (2) adding Peter Read as an additional outside director. Since Mr. Young was a shareholder of greater than 5% of our outstanding stock at the time the past affiliated transactions were authorized, he may have been considered a promoter at that time in certain jurisdictions and not truly independent. As a result, all of the past affiliated transactions were been further reviewed and unanimously ratified by the full Board of Directors and by the Compensation Committee, which now consists of Mr. Read, the recently-appointed director who is independent, and Mr. Young, who currently holds less than 5% of our outstanding stock and therefore does not fall within the definition of a "promoter" of the company under applicable state laws and regulations.

Our Amended and Restated Certificate of Incorporation provides that any transaction relating to a material portion of Billy Dead, Inc.'s assets involving us and an affiliated person will require a "super-majority" vote of our stockholders, including a majority of the shares of the Series A preferred stock then outstanding.

Promoters. Mr. Ryan, Ms. Lynn and Mr. Gordon, each of whom took an active role in our founding, are considered "promoters" under applicable securities laws. In addition, as our Chief Executive Officer, Mr. Fuhrman is considered a promoter under applicable securities laws. Civilian Capital, who has played a larger role in Billy Dead, Inc.'s formation and in the development of this offering than an underwriter would traditionally, could also be deemed a promoter, so we have included them in this discussion.. In addition, because Civilian Pictures, the parent company of the underwriter, has paid certain expenses on behalf of the issuer, it could be deemed a promoter and we are thus including it in this discussion. Other than the transactions or compensation disclosed in this annual report, nothing of any value (including money, property, contracts, options or rights of any kind) has been received (or will be received) by any of the persons that are "promoters", directly or indirectly, from Billy Dead Inc., and no amount of any assets, services or other considerations has been received (or will be received) by Billy Dead, Inc. from them; and that no assets have been acquired (or will be acquired) from them.

Affiliated Transactions

Agreements with Keith Gordon / Sidetracked Productions. Mr. Gordon, a holder of more than 5% of our stock, is the sole owner and president of Sidetracked Productions, a creative services company which typically contracts Mr. Gordon's services as a director, writer or actor. We have entered into a production services agreement with Sidetracked Productions in order to retain Mr. Gordon to serve as the director of the Film. Any cash compensation referred to in this annual report relating to Mr. Gordon, including his contingent compensation arrangements, will actually be paid to Sidetracked Productions.

Agreements with Julie Lynn / Apologetic Productions. We have entered into a production services agreement with Apologetic Productions, a related party controlled by Julie Lynn, in order to retain Ms. Lynn, our Vice President, Secretary and member of our board of directors, to serve as the producer of the Film. Any cash compensation referred to in this annual report relating to Ms. Lynn, including her contingent compensation arrangements, will actually be paid to Apologetic Productions.

In January 2003, we entered into a lease agreement with Apologetic Productions providing, among other things, for the Corporation's rental of 250 square feet of office facilities at 2312 Lorenzo Dr., Los Angeles, California at a rate of $100 per year. This Lease was entered into in January 2003 and can be terminated by either party upon a 30-day written notice.

Agreements with Charles Ryan. We previously entered into separate agreements with Charles Ryan to serve as (1) our Chief Executive Officer and Chief Financial Officer and (2) the Chairman of our Board of

Directors. In October 2003 Mr. Ryan resigned as our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, but remains on our board of directors. His employment agreement was modified to provide that notwithstanding his resignation, he will still receive $25,000 upon the successful completion of this offering in recognition for his efforts during our formative stages and in connection with this offering. Mr. Ryan has also retained his right to contingent compensation. Mr. Ryan's board of directors agreement has been amended to reflect that he is no longer the chairman of the Board of Directors, but remains a member.

Agreements with Peter Fuhrman. In October 2003 we entered into agreements with Peter Fuhrman to serve as our Chief Executive Officer, Chief Financial Officer and the Chairman of our Board of Directors.

Other Transactions

Agreements with Civilian Capital. The Chief Executive Officer of Civilian Capital, Peter McDonnell, has guaranteed a line of credit we established with a bank in the amount of $50,000. As of December 31, 2003, $50,000 had been drawn from the line of credit.

The note bears a variable interest rate based on the bank's prime rate plus 1%, but shall not be less than 6%, which was the initial rate. Accrued interest is due monthly and the note, which originally matured on December 23, 2003, was renewed until June 30, 2004, at which time all outstanding principal and unpaid accrued interest is due.

Mr. McDonnell is receiving no compensation for guaranteeing this note and we intend to repay the line of credit from the proceeds of this offering or remove Mr. McDonnell from the note after the offering closes.

Agreements with Civilian Pictures. Civilian Pictures, Inc., the parent company of the underwriter, has granted options to purchase shares of its common stock to Keith Gordon, who is serving as the director of the Film, and Julie Lynn, who is serving as the Vice President and Secretary of Billy Dead, Inc. and the producer of the Film. The aggregate amount of the options granted to Mr. Gordon and Ms. Lynn, if exercised, will amount to less than 0.5% of the outstanding common stock of Civilian Pictures.

Brett Young, who is a member of Billy Dead, Inc.'s Board of Directors, is the chair of the Audit Committee and a member of the Compensation Committee, is a minority stockholder of Civilian Pictures. Mr. Young is not an employee or Director of Civilian Pictures and holds less than 5% of its outstanding shares.

Civilian Pictures has agreed to pay certain of our actual, out-of-pocket set up, operating and offering related expenses and we have agreed to repay Civilian Pictures out of the proceeds of the offering. These expenses relate to license fees, legal and accounting services, entertainment legal matters, blue sky legal matters, postage, and other fees related to the corporate establishment and initial maintenance of Billy Dead, Inc., and certain marketing expenses, such as web site development.

Expenses incurred by Civilian Pictures on behalf of Billy Dead, Inc. total $139,659 as of December 2003 and $20,066 as of December 31, 2002. If the offering is not successfully completed, Billy Dead, Inc. has no obligation to reimburse Civilian Pictures for these expenses.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report.

      1. List of Financial Statements. The following financial statements of Billy Dead, Inc. and Report of Raimondo Pettit Group, Independent Auditors, are included in this report:

      o     Report of Raimondo Pettit Group, Independent Auditors.

      o     Balance Sheet at December 31, 2003

      o Statements of Operations for the year ended December 31, 2003, period from inception (September 24, 2002) through 2002, and for the period from inception (September 24, 2002) through December 31, 2003

      o Statements of Stockholders' Equity(Deficit) for the periods from inception (September 24, 2002) through December 31, 2003

      o Statements of Cash Flows for the year ended December 31, 2003, period from inception (September 24, 2002) through 2002, and for the period from inception (September 24, 2002) through December 31, 2003

      o Notes to Financial Statements for the year ended December 31, 2003, period from inception (September 24, 2002) through 2002, and for the period from inception (September 24, 2002) through December 31, 2003

      2. List of all Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Exhibit
Number         Description of Document
------         -----------------------

1.1            Form of Underwriting Agreement.*****

3.1            Amended and Restated Certificate of Incorporation.**

3.2            Bylaws.**

3.3            Amendment to Bylaws dated as of June 15, 2003.***

4.1            Form of common stock certificate.**


4.2            Form of Series A preferred stock certificate.**

4.3            Form of Underwriter's Warrant Agreement.**

5.1 Opinion of Howard, Rice, Nemerovski, Canady, Falk & Rabkin, A Professional Corporation.*****

10.1 Screenplay Option Agreement and Assignment between Billy Dead, Inc. and TAP Entertainment, dated April 7, 2003.**

10.2           Novel Option Agreement and Assignment between Billy Dead, Inc.
               and Lisa Reardon, dated April 15, 2003.**

10.3 Production Services Directors Agreement dated December 1, 2002 between Billy Dead, Inc. and Keith G. Gordon.**

10.4 Production Services Producers Agreement dated December 1, 2002 between Billy Dead, Inc. and Julie G. Lynn.**

10.5           Lease Agreement dated January 1, 2003 between Billy Dead, Inc.
               and Apologetic Productions.**

10.6 Loan Repayment Agreement dated December 18, 2002 between Billy Dead, Inc. and Peter McDonnell.**

10.7 Employment Agreement dated December 1, 2002 between Billy Dead, Inc. and Charles F. Ryan III.**

10.8 Agreement regarding Board Directorship dated December 1, 2002 between Billy Dead, Inc. and Charles F. Ryan III.**

10.9 Agreement regarding Board Directorship dated December 1, 2002 between Billy Dead, Inc. and Brett W. Young.**

10.10          [Intentionally Omitted]

10.11          [Intentionally Omitted]

10.12 Agreement regarding Board Directorship dated as of August 15, 2003 between Billy Dead, Inc. and Peter S. Fuhrman.****

10.13 Agreement dated as of August 15, 2003 between Billy Dead, Inc., Brett Young and Peter S. Fuhrman.****

10.14 Form of Promotional Shares Escrow Agreement between Billy Dead, Inc., Charles F. Ryan, III, Julie G. Lynn, Keith Gordon, Brett Young, Peter Fuhrman, Peter Read and Joseph Tomkiewicz, Esq., as escrow agent.*****

10.15 Employment Termination Agreement dated as of October 15, 2003 between Billy Dead, Inc. and Charles F. Ryan III.*****

10.16 Agreement dated as of October 15, 2003 between Billy Dead, Inc., Charles F. Ryan III and Peter S. Fuhrman.*****

10.17 Agreement dated as of October 15, 2003 between Billy Dead, Inc., Charles F. Ryan III, Julie Lynn and Peter Read.*****

10.18 Employment Agreement dated as of October 15, 2003 between Billy Dead, Inc. and Peter S. Fuhrman.*****

10.19 Agreement regarding Board Directorship dated as of October 15, 2003 between Billy Dead, Inc. and Peter Read.*****

10.20 Agreement dated as of October 15, 2003 between Billy Dead, Inc., Julie Lynn, Keith Gordon, Sidetracked Productions, Inc., Charles
               F. Ryan III, Brett Young and Peter S. Fuhrman.*****

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1 Escrow Agreement by and between Billy Dead, Inc., Civilian Capital, Inc., Computer Clearing Services, Inc. and Bank of the West, as escrow agent.****

-------------------

*     Filed herewith

**    Filed with the initial Registration Statement dated April 18, 2003

***   Filed with Amendment No. 1 to Registration Statement dated June 24, 2003

****  Filed with Amendment No. 3 to Registration Statement dated September 3,
      2003

***** Filed with Amendment No. 4 to Registration Statement dated October 28,
      2003

(b)   Reports on Form 8-K

      None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Raimondo Pettit Group for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

xx                                    Fiscal 2003       Fiscal 2002
Fee Category                          Fees              Fees
                                      -------           -------
Audit Fees                            $32,000           $ 4,000

Audit Related Fees                         --                --

Tax Fees                              $ 4,000                --

All Other Fees                             --                --
                                      -------           -------
Total Fees                            $36,000           $ 4,000
                                      =======           =======

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements incorporated with our Form SB-2 (and amendments thereto) and review of interim financial statements included in quarterly reports and services that are normally provided by Raimondo Pettit Group in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Billy Dead, Inc.

                            (Registrant)

                  By:       /s/ PETER S. FUHRMAN
                            --------------------

                            Peter S. Fuhrman
                            Chief Executive Officer and Chief Financial
                            Officer (Principal Financial and Accounting
                            Officer)

                  Date:     April 13, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

April 13, 2004         By:  /s/ PETER S. FUHRMAN
                                ----------------
                                Peter S. Fuhrman
                                Chief Executive Officer, Chief Financial
                                Officer, President & Board of Directors
                                (Principal Executive Officer & Principal
                                Financial & Accounting Officer)


April 13, 2004         By:  /s/ JULIE LYNN
                                ----------
                                Julie Lynn
                                (Vice President, Secretary & Board of Directors)


April 13, 2004         By:  /s/ CHARLES F. RYAN III
                                -------------------
                                Charles F. Ryan III
                                Director


April 13, 2004         By:  /s/ BRETT W. YOUNG
                                --------------
                                Brett W. Young
                                Director


April 13, 2004         By:  /s/ PETER M. READ
                            -------------
                                Peter M. Read
                                Director