Form 10QSB
period 2004-03-31
BILLY DEAD INC
filed 2004-05-17
CIK 1227153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of the issuer's common equity, as of May 7, 2004 was 900,000.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                BILLY DEAD, INC.
                          (A Development Stage Company)
                        Quarterly Report on Form 10-Q-SB
                          Quarter Ended March 31, 2004

PART I    Financial Information
Item 1    Financial Statements (unaudited)
             Balance Sheets                                                   3
             Statements of Operations                                         4
             Statements of Stockholders' Deficit                              5
             Statements of Cash Flows                                         6
             Notes to Financial Statements                                    7
Item 2    Management's Discussion and Analysis and Plan of Operation
                                                                             11
Item 3    Controls and Procedures                                            17

PART II   Other Information
Item 1    Legal Proceedings                                                  18
Item 2    Changes in Securities                                              18
Item 3    Defaults upon Senior Securities                                    18
Item 4    Submission of Matters to a Vote of Security Holders                18
Item 5    Other Information                                                  18
Item 6    Exhibits and Reports on Form 8-K                                   18

Signatures                                                                   19

Certifications                                                               20

                                     PART I

Item 1. Financial Statements.

                                Billy Dead, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                                   As of
                                                                                 As of          December 31,
                                                                            March 31, 2004         2003
                                                                              (Unaudited)        (Audited)
                                                                            --------------      ------------
Assets
     Current Assets
         Cash .........................................................        $   2,891         $   2,891
                                                                               ---------         ---------
    Total Current Assets ..............................................        $   2,891         $   2,891
    Other Current Assets
        Film Costs ....................................................        $  19,485         $  19,485
        Deferred Offering Costs .......................................        $ 182,531         $ 173,054
                                                                               ---------         ---------
    Total Other Assets ................................................        $ 202,016         $ 192,539
                                                                               ---------         ---------
Total Assets ..........................................................        $ 204,907         $ 195,430
                                                                               =========         =========
Liabilities
   Current Liabilities
        Line of Credit ................................................        $  50,000         $  50,000
        Accounts Payable and Accrued Expenses .........................        $  66,839         $  76,100
        Accounts Payable - Related Party ..............................        $ 163,746         $ 139,659
                                                                               ---------         ---------
   Total Current Liabilities ..........................................        $ 280,585         $ 265,759

Commitments (Note 7)

Stockholders' Deficit
      Preferred Stock $0.001 par value, 954,000 shares
           authorized, none issued and outstanding Liquidation
           preference: up to $8.75 per share, then 4:1 preference
           to common stock ............................................               --                --
     Common Stock $0.001 par value, 900,000 shares
       authorized, issued and outstanding .............................        $     900         $     900
     Deficit Accumulated During Development Stage .....................         ($76,578)         ($71,229)
                                                                               ---------         ---------
Total Stockholders' Deficit ...........................................         ($75,678)         ($70,329)
                                                                               ---------         ---------
Total Liabilities & Stockholders' Deficit .............................        $ 204,907         $ 195,430
                                                                               =========         =========

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.

                          (A Development Stage Company)

                            Statements of Operations

                                                                                      Period from
                                                                                       Inception
                                                                                     (September 24,
                                                   Three Months     Three Months        2002) to
                                                  Ended March 31,       Ended          March 31,
                                                       2004        March 31, 2003        2004
                                                    (Unaudited)      (Unaudited)      (Unaudited)
                                                  ---------------  --------------    -------------
Revenues ....................................               --               --               --
Operating Expenses:
      General and Administrative ............        $   4,591        $  27,744        $  73,236
                                                     ---------        ---------        ---------
Total Operating Expenses ....................        $   4,591        $  27,744        $  73,236
                                                     ---------        ---------        ---------
Operating Loss ..............................          ($4,591)        ($27,744)        ($73,236)
Other Income ................................               --               --               --
Other Expenses ..............................            ($758)           ($461)         ($3,342)
                                                     ---------        ---------        ---------
Net Loss ....................................          ($5,349)        ($28,205)        ($76,578)
                                                     =========        =========        =========

Basic and diluted loss per share ............          ($0.006)         ($0.031)         ($0.094)
                                                     =========        =========        =========
Weighted average number of shares outstanding          900,000          900,000          814,809
                                                     =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.

                          (A Development Stage Company)

                       Statements of Stockholders' Deficit
   For the periods from inception (September 24, 2002) through March 31, 2004

                                                        Common Stock                                  Total
                                                  ------------------------       Accumulated     Stockholder's
                                                   Shares          Amount          Deficit      Equity (Deficit)
                                                -----------------------------------------------------------------
Balance at September 24, 2002 ............              --              --               --               --

Common stock issued to directors at $0.001
per share on September 24, 2002 ..........         216,000        $    216               --         $    216

Common stock issued to founders at $0.001
per share on December 1, 2002 ............         684,000        $    684               --         $    684

Net Loss .................................              --              --         ($10,418)        ($10,418)
                                                 -----------------------------------------------------------

Balance at December 31, 2002 (audited) ...         900,000        $    900         ($10,418)         ($9,518)
                                                 ===========================================================

Net Loss .................................              --              --         ($60,811)        ($60,811)
                                                 -----------------------------------------------------------

Balance at December 31, 2003 (audited) ...         900,000        $    900          (71,229)         (70,329)
                                                 ===========================================================

Net Loss .................................              --              --          ($5,349)         ($5,349)
                                                 -----------------------------------------------------------

Balance at March 31, 2004 (unaudited) ....         900,000        $    900         ($76,578)        ($75,678)
                                                 ===========================================================

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                           Period from
                                                                                            Inception
                                                            Three        Three Months     (September 24,
                                                         Months ended   Ended March 31,  2002) to March 31,
                                                        March 31, 2004       2003              2004
                                                          (Unaudited)     (Unaudited)       (Unaudited)
                                                        --------------  ---------------   --------------
Cash flows from financing activities:
     Net Loss .....................................         ($5,349)        ($28,205)         ($76,578)
        Adjustments to reconcile net loss to net
          cash used in operating activities:
        Change in Operating Assets and Liabilities:
        Film costs ................................              --         ($10,001)         ($19,485)
        Due From Stockholders .....................              --         $     72                --
        Prepaid Expense ...........................              --          ($2,172)               --
        Accounts payable ..........................        ($15,216)        $ 21,786         $  10,585
        Accounts payable - related party ..........        $ 20,565          ($5,953)        $  65,769
                                                           --------         --------         ---------
     Net cash used in operating activities ........              --         ($24,473)         ($19,709)
                                                           --------         --------         ---------

Cash flows from financing activities:
     Borrowings from bank line of credit ..........              --         $ 10,001         $  50,000
     Proceeds from sales of common stock ..........              --               --         $     900
     Deferred offering costs ......................              --               --          ($28,300)
                                                           --------         --------         ---------
     Net cash provided by financing activities ....              --               --         $  22,600
                                                           --------         --------         ---------

       Net (decrease) increase in cash ............             ($0)        ($14,472)        $   2,891
       Cash at beginning of period ................        $  2,891         $ 25,000                --
                                                           --------         --------         ---------

       Cash at end of period ......................        $  2,891         $ 10,528         $   2,891
                                                           ========         ========         =========

       Supplementary disclosure information:

         Non-Cash Financing Activities
                Common stock issued to directors ..              --               --         $     216
                Common stock issued to founders ...              --               --         $     684
                Amount due from stockholders ......              --         $    828         $     900
                Deferred offering costs ...........        $  9,477         ($24,613)        ($154,231)

Cash paid for interest ............................              --         $    461         $   3,341
Cash paid for income taxes ........................              --               --         $     800

   The accompanying notes are an integral part of these financial statements.

                                Billy Dead, Inc.

                          (A Development Stage Company)

                         Notes to Financial Statements

1.  BASIS OF PRESENTATION

Reference is made to the Company's annual report on Form 10-KSB for information relating to the year ended December 31, 2003.

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

Billy Dead, Inc.'s financial statements have been presented on a going concern basis. Billy Dead, Inc.'s ability to continue as a going concern is contingent upon raising the majority of its operational capital through an initial public offering of Series A preferred stock (the "Offering"). Certain of Billy Dead, Inc.'s agreements, such as the underwriting agreement executed by Billy Dead, Inc. on November 12, 2003, the initial effective date of the Registration Statement for the Offering, contain provisions stating that Billy Dead, Inc.'s obligations concerning initial operating expenses and fund raising costs will transfer to other parties if the Offering is not successful. Additionally, future commitments, including those described in Note 7 will not be incurred if the Offering is not successful. As a result, many of Billy Dead, Inc.'s current and anticipated obligations are contingent upon the successful completion of the Offering, and if the Offering is not successful minimal obligations will remain with Billy Dead, Inc. In this event, Billy Dead, Inc. plans to settle these minimal obligations and dissolve. No adjustments have been made to the accompanying financial statements to provide for this uncertainty or a liquidation basis of accounting.

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

Costs for the Film included certain legal expenses relating to the Film's copyright and intellectual property issues, totaling , $19,485 at December 31, 2003, and March 31, 2004 (unaudited). Civilian Pictures, the parent company of the underwriter, has paid $4,485 of these fees. Billy Dead, Inc. intends to reimburse Civilian Pictures for these expenses upon the completion of the Offering.

3. DEFERRED OFFERING COSTS

Costs associated with Billy Dead, Inc.'s initial public offering of its Series A Preferred stock, including legal expenses, filing fees, etc., have been capitalized as the stock has not yet been issued. These costs totaled $173,054 at December 31, 2003, and $182,531 at March 31, 2004 (unaudited), and will be offset against additional paid in capital when the stock is issued.

4. PROFIT (LOSS) PER COMMON SHARE

Basic net profit (loss) per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional shares that might have been issued under warrant or other agreements would be anti-dilutive. This calculation was made as follows:

                                                                                                   Period from
                                                                                                    Inception
                                                                                                    (September
                                                     Three Months Ended    Three Months Ended      24, 2002) to
                                                       March 31, 2004        March 31, 2003       March 31, 2004
                                                        (Unaudited)           (Unaudited)           (Unaudited)
                                                        -----------           -----------           -----------
Numerator:
      Net loss ..............................              ($5,349)             ($28,205)             ($76,578)
      Loss available to common stockholders .              ($5,349)             ($28,205)             ($76,578)
                                                         =========             =========             =========
Denominator:
      Weighted average shares outstanding ...              900,000               900,000               814,809
                                                         =========             =========             =========
      Basic and diluted loss per share ......              ($0.006)              ($0.031)              ($0.094)
                                                         ---------             ---------             ---------

5. LINE OF CREDIT

In December 2002, Billy Dead, Inc. established a line of credit with a bank in the amount of $50,000. A promissory note executed by Billy Dead, Inc. bears a variable interest rate based on the bank's prime rate plus 1%, but shall not be less than 6%, which was the rate as of December 31, 2003. Accrued interest is due monthly and the note matures on June 30, 2004, at which time all outstanding principal and unpaid accrued interest is due. The note is guaranteed by Peter McDonnell, the Chief Executive Officer of Civilian Capital, Billy Dead, Inc.'s underwriter with respect to the Offering. Billy Dead, Inc. intends to repay the line of credit from the proceeds of the public offering of preferred stock or remove Mr. McDonnell as the guarantor upon completion of the initial public offering. As of December 31, 2003 and March 31, 2004 (unaudited) $50,000 had been drawn from the line of credit..

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                            As of            As of
                                                       March 31, 2004   December 31, 2003
                                                         (Unaudited)       (Audited)
                                                         -----------       ---------
           Accrued Compensation ...................        $25,001          $25,001
           Accrued Legal ..........................        $32,899          $30,799
           Accrued Accounting .....................        $ 8,939          $20,300
                                                           -------          -------
     Total Accounts Payable and Accrued Expenses: .        $66,839          $76,100
                                                           =======          =======

7. SIGNIFICANT AGREEMENTS, COMMITMENTS & SUBSEQUENT EVENTS

Effectiveness of the Company's Registration Statement

On February 12, 2004, our registration statement (#333-104620) for the sale of 900,000 shares of Series A preferred stock was declared effective by the Securities and Exchange Commission. The offering is being underwritten by Civilian Capital on a best-efforts, all-or-none basis.

Underwriting Agreement & Warrants

Billy Dead, Inc. executed an underwriting agreement with Civilian Capital on February 12, 2004, the effective date of its registration statement, providing that Civilian Capital will use its best efforts to sell the securities included in the Offering on behalf of Billy Dead, Inc. Under the terms of this agreement, if all of the shares are sold, the underwriter shall be entitled to receive as compensation a commission of 7%.

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

Information relating to the warrants which Billy Dead, Inc. will be obligated to issue (if the Offering is completed) is summarized by exercise price as follows:

                                    Warrants to be Issued

                               (if the Offering is completed)
                               ------------------------------
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

Civilian Pictures

Civilian Pictures, the parent company of the underwriter of the Offering, has acted in the capacity of managerial consultant to Billy Dead, Inc. and has agreed to pay certain actual, out-of-pocket set up, operating and offering related expenses on behalf of Billy Dead, Inc., and Billy Dead, Inc. has agreed to repay Civilian Pictures out of the proceeds of the Offering. These expenses relate to license fees, legal and accounting services, entertainment legal matters, blue sky legal matters, postage, and other fees related to the corporate establishment and initial maintenance of Billy Dead, Inc., and certain marketing expenses, such as web site development.

Expenses incurred by Civilian Pictures on behalf of Billy Dead, Inc. totaled $139,659 and $163,746 as of December 31, 2003 and March 31, 2004 (unaudited) respectively, and include the payment of certain legal expenses relating to the Film's copyright and intellectual property issues, offering costs, and corporate start-up expenses. If the Offering is not successfully completed, Billy Dead, Inc. has no obligation to reimburse Civilian Pictures for these expenses.

In May 2004, the Company and Civilian Pictures entered into a written agreement whereby Civilian Pictures will pay offering costs and certain corporate expenses in excess of $150,000 and $75,000, respectively, that are incurred prior to the closing of the Offering (currently anticipated for August 2004). At March 31, 2004, such costs and expenses exceeded the agreed upon amounts by approximately $33,000. Excess amounts paid (or to be paid) by Civilian Pictures will be settled upon the close of the offering and will reduce the Offering costs to be applied against the proceeds of the Offering.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-QSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

            o the Company's ability to sell through its underwriter, Civilian Capital, 900,000 shares of Series A preferred stock.

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

Ability to Continue as a Going Concern

Our financial statements, which are a part of this Form 10-QSB, have been presented assuming that we will continue as a going concern. As more fully described in Note 1 of our financial statements, our liquidity has been adversely affected by significant losses from operations. We reported net losses of $76,578 from inception (September 24, 2002) to March 31,2004. Our ability to continue as a going concern is contingent upon successfully completing the Offering.

Plan of Operation

Status of Public Offering of Securities. On November 12, 2003, our registration statement (#333-104620) for the sale of 900,000 shares of Series A preferred stock was declared effective by the Securities and Exchange Commission. A significant number of news articles followed, some of which contained information inconsistent with the public offering prospectus (the "Prospectus"). In order to reduce the risk of investors' possible reliance on these news articles, we stopped our offering on December 8, 2003 and allowed a "cooling off" period of over two months to pass. Our underwriter, Civilian Capital, refunded to investors all proceeds for shares purchased then held in escrow.

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

If all of the shares of Series A preferred stock are not sold within the extended offering period of 180 days of February 12, 2004, the offering will be canceled and all monies received and held in escrow will be promptly returned to the subscribers with interest and without deductions. During the period of escrow subscribers will not be entitled to refunds of their subscriptions.

We presently do not have enough cash to satisfy future cash requirements. We will need a minimum of $280,585 to pay our current liabilities as of March 31, 2004, and anticipate that additional administrative and offering expenses will continue to accrue prior to the completion of the offering. We intend to raise capital by the sale of our Series A preferred stock pursuant to an initial public offering of 900,000 shares at $8.75 per unit. With the proceeds of that offering, we intend to pay our current obligations and to produce the Film. If we are unsuccessful in doing so, we may have to cease operations based on our current business plan.

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

Source of Revenue. After completing the Film, we intend to license it through domestic and international distribution channels, beginning with theatrical exhibition. We plan on making the Film available for home video, DVD and pay-per-view television approximately six months after theatrical release and for pay television approximately one year after theatrical release.

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

Estimated Startup, Film Development and Offering Expenses

We are a development stage company and lack any historical operating income. As of the completion of this offering, assuming that this offering is completed within a reasonable time frame, we estimate that our expenses will be: (1) initial corporate startup costs of approximately $75,000; (2) film development costs of approximately $23,000; and (3) expenses associated with this offering of approximately $150,000, excluding the underwriting commission. In May 2004, the Company and Civilian Pictures entered into a written agreement whereby Civilian Pictures will pay offering costs and certain corporate expenses in excess of $150,000 and $75,000, respectively, that are incurred prior to the closing of the Offering (currently anticipated for August 2004). At March 31, 2004, such costs and expenses exceeded the agreed upon amounts by approximately $33,000. Excess amounts paid (or to be paid) by Civilian Pictures will be settled upon the close of the offering and will reduce the Offering costs to be applied against the proceeds of the Offering.

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

Nonetheless, we feel it may be useful to potential purchasers of our Series A preferred stock to present the following flow-chart:

       -----------------------------------------------------------------
                                    Revenues
       -----------------------------------------------------------------
           Theatrical/      DVD/Video      Pay & Other      Other:
            Box Office   Sales & Rental     Television  *Non-Theatrical
                                                          *Ancillary
       -----------------------------------------------------------------
                                      Less
                                       |
                         ------------------------------
                               Distribution Costs
                         ------------------------------
                                       |
                           Proceeds ("Gross Receipts")
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

PART II

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities.

      During the period January 1, 2004 through March 31, 2004, we did not issue any securities. As of March 31, 2004, we had 900,000 shares of common stock outstanding.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)               Exhibits

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

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Agreement between Billy Dead, Inc. and Civilian Pictures regarding reimbursement of funds advanced.

(b)               Reports on Form 8-K

                  None

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Billy Dead, Inc.

                                   ---------------------------------

                                   (Registrant)

                         By:       /s/ Peter S. Fuhrman

                                   ---------------------------------

                                   Peter S. Fuhrman
                                   Chief Executive Officer and Chief
                                   Financial Officer

                         Date:     May 14, 2004

                                   ---------------------------------